Form 10-Q
period 1995-03-31
GEORGIA BONDED FIBERS INC
filed 1995-05-12
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
        PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934


               For the Quarterly Period Ended March 31, 1995

                           Commission File No. 0-5200



                           GEORGIA BONDED FIBERS, INC.
             (Exact name of registrant as specified in its charter)


             NEW JERSEY                             22-14275551
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)


               ONE BONTEX DRIVE, BUENA VISTA, VIRGINIA 24416-0751
             (Address of principal executive offices)   (Zip Code)



                  Registrant's telephone number:  703-261-2181


        Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES ( x )     NO (   )

        Indicate the description and number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                  Class                    Outstanding at May 2, 1995
        Common Stock - $.10 par value               1,572,824

                           GEORGIA BONDED FIBERS, INC.
                                    FORM 10-Q
                    FOR THE NINE MONTHS ENDED MARCH 31, 1995


                                      INDEX



        PART I.  FINANCIAL INFORMATION                           Page No.

             Item 1.   Financial Statements

             CONDENSED CONSOLIDATED BALANCE SHEETS
             March 31, 1995 and 1994, June 30, 1994 . . . . . . . . . 3,4

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME(LOSS) AND RETAINED EARNINGS
             Nine Months and Quarter Ended March 31, 1995 and 1994  . .5,6

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Nine Months Ended March 31, 1995 and 1994  . . . . . . . . 7

             CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL
             STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . 8,9

             Item 2.   Management s Discussion and Analysis of
             Financial Condition and Results of Operations  . . . .  10-13


        PART II. OTHER INFORMATION

             Item 6.   Exhibits and Reports on Form 8-K . . . . . . .  13


                                      PART I.  FINANCIAL INFORMATION
        Item 1.  Financial Statements
                               GEORGIA BONDED FIBERS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Dollars in Thousands)

                                                        March 31,     June 30,
                                                        ---------     --------
                                                       (unaudited)
                                                     1995      1994     1994
                                                     ----      ----     ----
        ASSETS
        Current assets:
        Cash and cash equivalents              $   6,153   $   955  $  1,362
        Short-term investments, at cost which
             approximates market                     122       123       123
        Trade accounts receivable, less
             allowance for doubtful
             accounts of $147 ($195 at
             March '94, $183 at June '94)         13,966    12,328    14,421
        Other receivables                            772       498       958
             Inventories                           5,850     5,603     4,892
             Other current assets                  1,082       313       161
                                                   -----       ---       ---
        TOTAL CURRENT ASSETS                      27,945    19,820    21,917
                                                  ------    ------    ------

        Property, plant and equipment:
             Land                                    222       219       224
             Buildings and building improvements   4,357     3,638     4,122
             Machinery, furniture and equipment   13,877    11,492    12,309
             Construction in progress              1,457     1,713       866
                                                   -----     -----       ---
                                                  19,913    17,062    17,521
        Less accumulated depreciation and
             amortization                         10,416     9,155     9,172
                                                  ------     -----     -----
             Net property, plant and
               equipment                           9,497     7,907     8,349
                                                   -----     -----     -----

             Other assets, at cost less
               applicable amortization               733       972       766
                                                     ---       ---       ---
                  TOTAL ASSETS                  $ 38,175  $ 28,699  $ 31,032
                                                ========  ========  ========

        LIABILITIES AND STOCKHOLDERS'  EQUITY
        Current liabilities:
             Short-term borrowings              $ 10,876  $  5,111  $  6,339
             Accounts payable                      9,216     7,142     7,915
             Accrued expenses                      2,632     2,649     2,626
             Capital lease obligations due
               currently                              60        59        69
             Long-term debt due currently            639       304       331
                                                     ---       ---       ---
               TOTAL CURRENT LIABILITIES          23,423    15,265    17,280

             Capital lease obligations                 6        58        40
             Long-term debt                        3,193     1,521     1,511
             Deferred income taxes                   154       456       121
                                                     ---       ---       ---
               TOTAL LIABILITIES                  26,776    17,300    18,952
                                                  ------    ------    ------

        Stockholders' equity:
             Common stock of $.10 par value.
               Authorized 3,000,000 shares;
               issued 1,572,824 shares               157       157       157
             Additional capital                    1,551     1,551     1,551
             Retained earnings                     8,408     9,200     9,671
             Foreign currency translation
               adjustment                          1,283       491       701
                                                   -----       ---       ---
               TOTAL STOCKHOLDERS' EQUITY         11,399    11,399    12,080
                                                  ------    ------    ------

                  TOTAL LIABILITIES &
                     STOCKHOLDERS' EQUITY       $ 38,175  $ 28,699  $ 31,032
                                                ========  ========  ========

   See accompanying notes to condensed consolidated financial statements.

                                       GEORGIA BONDED FIBERS, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME(LOSS)
                                          AND RETAINED EARNINGS
                           (Dollars in Thousands Except for per Share Amounts)
                                               (Unaudited)


                                        Nine Months Ended               Quarter Ended
                                              March 31,                  March 31,
                                         1995        1994           1995           1994
                                         ----        ----           ----           ----
        Net sales                    $ 36,973    $ 33,855       $ 14,102       $ 12,496
        Cost of sales                  27,834      24,918         10,507          8,981
                                       ------      ------         ------          -----

             Gross profit               9,139       8,937          3,595          3,515

        Selling, general and
             administrative expenses    8,510       7,672          3,154          2,743
                                        -----       -----          -----          -----

             Operating income             629       1,265            441            772
                                          ---       -----            ---            ---

        Other income and (expense):
             Interest income               36          22             25              6
             Interest expense            (590)       (486)          (273)          (141)
        Foreign currency exchange
             adjustments               (1,519)       (103)        (1,171)            85
             Other, net                    67          58              8             19
                                           --          --              -             --
                  Total Other          (2,006)       (509)        (1,411)           (31)
                                       -------       -----        -------           ----

        Income (loss) before taxes
             and cumulative
             effect of change in
             accounting principle      (1,377)        756           (970)           741
        Provision (benefit) for
             income taxes                (114)        292            (24)           259
                                         -----        ---            ----           ---

        Net income (loss) before
             cumulative effect of
             change in accounting
             principle                 (1,263)        464           (946)           482
        Cumulative effect of
             change in accounting
             principle                      -         400              -              -
                                            -         ---              -              -
        Net income (loss)              (1,263)        864           (946)           482

        Retained earnings,
             beginning of period        9,671       8,336           9,354         8,718
                                        -----       -----           -----         -----

        Retained earnings, end
             of period                $ 8,408    $  9,200       $  8,408       $  9,200
                                      =======    ========       ========       ========

        Net income (loss) per share:
             Before cumulative
                  effect of change
                  in accounting
                  principle           $  (.80)   $    .30        $  (.60)      $    .31
             Cumulative effect of
             change in accounting
             principle                      -         .25              -              -
                                            -         ---              -              -
                  Net income (loss)   $  (.80)   $    .55        $  (.60)      $    .31
                                      ========   ========        ========      ========

   See accompanying notes to condensed consolidated financial statements.

                                       GEORGIA BONDED FIBERS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in Thousands)
                                               (Unaudited)

                                                                    Nine Months Ended
                                                                          March 31,
                                                                     1995           1994
                                                                     ----           ----
        Cash flows from operating activities:
             Net income (loss)                                  $ (1,263)      $    864
             Depreciation and amortization expense                   685            561
             Decrease in receivables                                 641            315
             Increase in inventories                                (958)          (170)
             Increase in other assets                               (887)          (287)
             Increase in accounts payable                          1,301            193
             Increase (decrease) in accrued expenses                   6           (166)
             Increase (decrease) in income taxes                      33           (106)
             Increase in foreign currency translation                 26             42
                                                                      --             --
                  Net cash provided by (used in) operating
                       activities                                   (416)         1,246
                                                                    -----         -----
        Cash flows from investing activities:
             Net increase of plant, property, and equipment       (1,277)        (1,432)
             Proceeds from maturities of short-term investment         -            296
                                                                       -            ---
                  Net cash used in investing activities           (1,277)        (1,136)
                                                                  -------        -------
        Cash flows from financing activities:
             Net increase (decrease) in notes payable and other
                  short-term borrowings                            4,537         (1,305)
             Changes in long-term debt and capital
                  lease obligations, net                           1,947            489
                                                                   -----            ---
                       Net cash provided by (used in) financing
                            activities                             6,484           (816)
                                                                   -----           -----
        Net increase (decrease) in cash and cash equivalents       4,791           (706)
        Cash and cash equivalents at beginning of period           1,362          1,661
                                                                   -----          -----
        Cash and cash equivalents at end of period              $  6,153        $   955
                                                                ========        =======

   See accompanying notes to condensed consolidated financial statements.

                           GEORGIA BONDED FIBERS, INC.
         CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1995 AND 1994 AND JUNE 30, 1994
                                   (Unaudited)


        1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and
             Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first nine months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended June 30, 1995. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended
             June 30, 1994.

        2. The condensed consolidated balance sheets include the following related to European subsidiaries:

                                              March 31,      June 30,
                                           1995      1994      1994
                                          (Dollars in Thousands)
             Current assets            $ 20,112 $ 12,937    $ 14,524
             Total assets                25,958   17,904      19,808
             Current liabilities         20,324   12,510      13,685
             Total liabilities           22,049   14,247      15,413
             Stockholders' equity         3,909    3,657       4,425

        The condensed consolidated statements of income(loss) include the following related to European subsidiaries:

                                       Nine Months Ended   Quarter Ended
                                           March 31,         March 31,
                                         1995      1994     1995    1994
                                            (Dollars in Thousands)
             Net Sales                $ 22,569  $ 18,978  $ 8,950 $ 7,174
             Cumulative effect of
              change in accounting
              principle                      -         -        -       -
             Net income(loss)          (1,136)       407    (832)     300

                           GEORGIA BONDED FIBERS, INC.
         CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1995 AND 1994 AND JUNE 30, 1994
                                   (Unaudited)


        3. The last in, first out (LIFO) method of inventory pricing is used by the United States company. Inventories of the European subsidiaries are valued at the lower of cost (principally first in, first out) or market. Inventories are summarized as follows:

                                              March 31,     June 30,
                                          1995      1994       1994
                                           (Dollars in Thousands)
           Finished goods              $ 2,826   $ 3,315    $ 2,891
           Raw Materials                 2,415     1,781      1,389
           Supplies                        609       507        612
                                           ---       ---        ---
                                       $ 5,850   $ 5,603    $ 4,892
                                       =======   =======    =======

        4. Per share calculations are based on shares outstanding of 1,572,824 shares for all periods.

                           GEORGIA BONDED FIBERS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
              FOR THE NINE MONTHS AND QUARTER ENDED MARCH 31, 1995


        RESULTS OF OPERATIONS

        The Company recorded consolidated net sales of $37.0 million for the nine months ended March 31, 1995. This represents an increase of $3.1 million or 9.2 percent as compared to the corresponding prior year period. This year's third quarter consolidated net sales increased $1.6 million or 12.9 percent over the corresponding period in 1994. Management anticipates the trend of increasing consolidated sales to continue through the fourth quarter. The increase in net sales is primarily the result of continued positive market penetration, price increases, improved global economic conditions, and foreign currency translation adjustments.

        The increase in cost of sales is largely due to the growth in sales, and the continued increases in raw material prices, particularly with pulp and latex. Management continues to improve product formulation and processes to offset a portion of these raw material price increases. The forecast for raw material costs remain negative, as pulp and latex prices continue to escalate. We anticipate higher raw material costs during the remainder of the fiscal year to adversely impact margins. The Company has utilized long-term contracts and forward purchases of raw materials in an effort to manage these cost increases. Additionally, management is pursuing price increases to help offset a portion of the rising raw material costs.
        Unfortunately, the competitive situation in the marketplace has made the implementation of price increases difficult.

        Consolidated net loss for the first nine months of fiscal year 1995 was $1,263,000 or $.80 per share, as compared to net income of $864,000 or $.55 per share for the prior year. Last year's net income was higher than normal primarily because of the one-time $400,000 gain resulting from the adoption of FASB 109, "Accounting for Income Taxes." Excluding the effects of FASB 109, this year's net loss represents a decline of approximately $1,727,000, mainly resulting from increased foreign currency exchange losses and higher raw material costs.

        Selling, general and administrative (SG&A) expenses as a percent of net sales increased slightly to 23.0 percent from 22.7 percent last year. The increase in SG&A percentage was mainly due to employee compensation and marketing costs increasing at a higher rate than sales.

        The foreign currency exchange losses totaled approximately $1.5 million at March 31, 1995, of which $922,000 represented unrealized exchange losses. These larger than normal exchange losses are primarily due to the recent weakening of the US dollar and Italian lire in relation to the Belgian franc. A significant portion of the sales for the Company's Belgium subsidiary are denominated in US dollars and Italian lire, and as such, are subject to the risk of exchange rate fluctuations. Over the past twelve months, the US dollar and Italian lire have decreased in value by approximately 25 percent and 20 percent, respectively. Management has adopted a revised hedging program to better manage current and future currency exposures.

        Historically, some seasonality exists in that the first half of each year is usually less productive and consequently less profitable than the second half. This seasonality is largely due to customers' scheduled vacations, shutdown, and holidays, which normally occur during the first half of each fiscal year.

                           GEORGIA BONDED FIBERS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS FOR THE NINE
               MONTHS AND QUARTER ENDED MARCH 31, 1995 (continued)


        FINANCIAL CONDITION

        The $5.2 million increase in cash and cash equivalents from March 31, 1994, to March 31, 1995, is largely due to the higher than normal cash balances at both Bontex USA and Bontex SA. At Bontex USA, there was approximately $1.1 million in cash and short-term investments to be disbursed for the waste water treatment project and certain other capital projects. Bontex SA maintained larger than normal cash balances in Italian lire and US dollars in anticipation of improvements in foreign currency exchange rates. The $4.6 million in cash balances at Bontex SA is offset by a corresponding amount of short-term debt. The interest income earned on these deposits at Bontex SA more than offset the related borrowings in Belgian francs.

        From March 31, 1994, to March 31, 1995, trade accounts receivable increased $1.6 million to $14 million primarily because of higher sales volume and foreign currency translation adjustments. Inventories increased $247,000 to $5.85 million primarily because of increases in both raw material and finished goods inventory at Bontex SA mainly resulting from increases in sales volume and forward purchasing of raw material to defer cost increases. The $1.3 million increase in plant and equipment is largely due to the additions relating to the waste water treatment projects at the Company's manufacturing facilities and the paper machine rebuild in the USA. Accounts payable increased $2.1 million primarily because of increased sales volume, raw material costs and foreign currency translation adjustments.

        The Company has certain responsibilities under federal, state and foreign regulations to maintain the quality of its water discharge within promulgated regulations in the United States and Europe. At the present time, the Company estimates that to bring the water discharge into compliance with current and new regulations for environmental protection, it will require additional capital investment over the next fiscal year of approximately $1,800,000. This investment will be financed from a combination of funds provided from operations and expanded credit facilities.

        The fluctuation in foreign currency exchange rates from March 31, 1994, to March 31, 1995, resulted in a 2.6 percent translation increase of $759,000 in consolidated total assets.

        RESTRUCTURING AND PRODUCTIVITY IMPROVEMENT PLAN

        The Company had previously announced certain restructuring plans relating to the disposal of certain assets; however, management does not currently anticipate the necessity for such action. The recent equipment modifications to increase productivity and expand capacity are expected to be sufficient to meet the increased demand for the Company's products and enhance profitability.


                           PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K.

                  (a.) Exhibits.
                       Exhibit 27 - Financial Data Schedule - page 15

                  (b.) No reports on Form 8-K have been filed during the
                       third quarter.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GEORGIA BONDED FIBERS, INC.
                                             (Registrant)

           5-10-95                         /s/James C. Kostelni
        _____________                      ____________________
           (Date)                             James C. Kostelni
                                              Chairman of the Board
                                              and President

           5-10-95                         /s/David A. Dugan
        _____________                      _________________
           (Date)                             David A. Dugan
                                              Controller and
                                              Corporate Secretary