Form 10-K405
period 1995-06-30
GEORGIA BONDED FIBERS INC
filed 1995-09-27
CIK 41052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year                          Commission File
        ended June 30, 1995                          Number 0-5200

                           GEORGIA BONDED FIBERS, INC.
              Exact name of Registrant as specified in its charter

                            NEW JERSEY     22-1427551
                     State of Incorporation IRS Employer No.

               ONE BONTEX DRIVE, BUENA VISTA, VIRGINIA  24416-0751
                Address of principal executive offices   Zip code

                  Registrant's telephone number  (703)261-2181

        Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:
                           $.10 par value common stock
                                 Title of Class

        Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission, and (2) has been subject to the filing requirements for at least the past 90 days:
                            (x) Yes        (  ) No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
        this Form 10-K or any amendment to this Form 10-K      (  )

        Aggregated market value of the voting stock held by non-affiliates of the Registrant: $2,426,775 at August 29, 1995

        On August 29, 1995, the Registrant had 1,572,824 shares of $.10 par value common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        (1) Portions of the registrant's Annual Report to Stockholders are incorporated by reference into Parts I and II hereof.

        (2)  Portions of the registrant's Proxy Statement dated
             September 18, 1995 issued in connection with the annual meeting of shareholders to be held October 19, 1995 are incorporated by reference into Parts III hereof.

                                TABLE OF CONTENTS

                                     PART I

        ITEM                       DESCRIPTION                       PAGE

         1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . 3
         2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . 10
         3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 11
         4.  Submission of Matters to a Vote of Security Holders  . . . 12


                                     PART II

                                   DESCRIPTION

         5.  Market for the Registrant's Common Equity and Related
                  Stockholder Matters . . . . . . . . . . . . . . . .  13
         6.  Selected Financial Data  . . . . . . . . . . . . . . . .  13
         7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . .  14
         8.  Financial Statements and Supplementary Data  . . . . . .  14
         9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures . . . . . . . . . . . . .  14


                                    PART  III

                                   DESCRIPTION

        10.  Directors and Executives of the Registrant . . . . . . .  14
        11.  Executive Compensation . . . . . . . . . . . . . . . . .  15
        12.  Security Ownership of Certain Beneficial Owners and
                  Management  . . . . . . . . . . . . . . . . . . . .  15
        13.  Certain Relationships and Related Transactions . . . . .  15


                                     PART IV

                                   DESCRIPTION

        14.  Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K . . . . . . . . . . . . . . . . . . . .  15

                                     PART I

        ITEM 1.   BUSINESS

             GENERAL BUSINESS
             ----------------
             Georgia Bonded Fibers, Inc. (All references hereinafter to the "Registrant," "Company" or "Bontex" refer collectively to Georgia Bonded Fibers, Inc. and its wholly-owned subsidiaries unless otherwise indicated by context) was incorporated in June 1946 under the laws of the State of New Jersey. The Company originally began as a leather processing operation, and today Bontex is a leading worldwide manufacturer and distributor of uncoated and coated elastomeric wet web impregnated fiberboard products, generally described by the trademark BONTEX, for footwear, headwear, luggage, leathergoods, allied, belt backing, gasketing, electronic integrated component packaging, and automotive industries.

             ORGANIZATION
             ------------
             The Company maintains corporate headquarters, sales offices, and a warehouse facility in Newark, New Jersey; a wholly-owned manufacturing facility at Bontex USA, Buena Vista, Virginia; a wholly-owned manufacturing subsidiary, Bontex S.A., Stembert, Belgium; a wholly-owned distribution and converting subsidiary, Bontex Italia s.r.l., Villafranca, Verona, Italy; and a wholly-owned distribution subsidiary, Bontex de Mexico, S.A. de C.V., Leon, Mexico. The Company utilizes a wholly-owned foreign sales corporation, Bontex Inc., organized and existing under the laws of the Virgin Islands to facilitate export sales. Additionally, Bontex maintains a network of liaison offices -- Bontex Canada, Bontex Korea, Bontex Taiwan, Bontex China, Bontex Indonesia, Bontex Philippines, and Bontex Australia -- to service Asian markets.

             The Company employs 108 full-time and 3 part-time people in Buena Vista, Virginia; 2 full-time employees and 2 part-time employees in Newark, New Jersey; 78 full-time and 2 part-time employees in Belgium; 9 employees in Italy; and 1 full-time and 1 part-time employee in Mexico. Revenue per employee was approximately $253,000 and $240,000 in fiscal years 1995 and 1994, respectively.

             There is no labor union at the United States operations and management knows of no union activity at the present time. In the Company's European operations, unions are sponsored by the national government and membership is required by law.

             PRODUCTS
             --------
             BONTEX elastomeric wet web fiberboard materials are primarily used as an insole material in footwear, visorboard in headwear, dielectric sealing base in automotive door panels, backing substrate, stiffener and laminating base in luggage, leathergoods, and allied products. All BONTEX fiberboard products are designed to be "environmentally-friendly," because

        Bontex uses recycled and primary cellulose fibers originally derived from trees, a renewable resource. Bontex has the American Podiatric Medical Association (APMA) Seal of Acceptance for BONTEX elastomeric wet web products, BONFOAM, SUREFOAM, and MAXXON, cushion insole materials. BONFOAM, SUREFOAM, and MAXXON trademarks are the sole property of the Registrant. The podiatric seal of acceptance is granted after stringent clinical and laboratory tests have been carried out on approved products which demonstrate conformity to APMA guidelines, and assist in foot health, and comfort. The APMA Seal of Acceptance for approved BONTEX products should enhance product acceptance in the marketplace.

             Bontex USA manufactures uncoated and coated BONTEX fiberboard products; PVC breathable (moisture vapor transmission) cushion foams, that are marketed under trademarks BON-FOAM, MAXXON and SURE-FOAM, and are sold in a variety of grades for use as shock absorbing insole material; BONTEX 200 RECYCLED and BONTEX 300 RECYCLED, which are produced from 100 percent recovered paper with a minimum 80 percent "post-consumer waste" for use in footwear, visorboard in headwear, a backing substrate, stiffener pieces and laminating base; BON-PEL, a wet web nonwoven substrate, which is exceptionally strong and flexible; BONTEX 48 MA, an uncoated visorboard for use in military headwear, which has been approved by NATICK military laboratory. Bontex USA also combines certain products, such as foams, fabrics, and PVCs, to BONTEX fiberboard. Additionally, Bontex USA is the exclusive distributor globally to the footwear industry of an expanded polyurethane material manufactured by E.A.R. Specialty Composites, a division of Cabot Safety Corporation, under the trademarks MAXXON LS and CONFOR. MAXXON LS and CONFOR have moisture vapor transmission characteristics and are used for socklinings and cushion insoles in various types of footwear. CONFOR is a trademark of E.A.R. Specialty Composites.

             Bontex S.A., Stembert, Belgium, manufactures uncoated BONTEX products. Bontex Italia, s.r.l. is a distribution company and operates converting equipment primarily servicing the Italian market.

             The Company's converting facilities continue to show increased volume and open new market areas in coated and composite items converted on BONTEX substrates. The Company's marketing emphasis is to capitalize on the positive performance of these products.

             RESEARCH
             --------
             The Company's research efforts are directed primarily toward developing new products, processing techniques, and improving product performance, often in close association with customers.

             The Company has also dedicated much of its efforts to customizing many composite products with BONTEX fiberboard products. These products have increased sales of combination packages, primarily designed to take advantage of the current increased emphasis on comfort in footwear products. A series of dual-density (two-layer) foam packages have been designed, and sales of these products have been increasing since their introduction.

             Bontex has embarked on the implementation of the International Organization for Standardization (IOS) quality assurance system ISO 9000 at both the United States and Belgium manufacturing facilities. Management is striving for registration of ISO 9000 during fiscal year 1996. The immediate impact of ISO 9000 on sales is anticipated to be minimal; however, management regards ISO 9000 with significant importance in maintaining a competitive edge in quality globally.

             COMPETITION
             -----------
             The industry in which the Company operates is highly competitive. Participants in the industry compete through quality and price, including the ability to control costs, risk management, innovation, and customer service. Presently, it is management's opinion that the Company offers superior product quality and customer service in major markets globally. In the United States, there is one other manufacturer of BONTEX type material. There are, however, other materials which may be substituted for the same applications. The Company estimates that during the last fiscal year, its products were in approximately 45 to 50 percent of nonrubber footwear manufactured in the United States. This estimate is based on Footwear Industries of America (FIA) data as to total sales.

             There are manufacturers who purchase BONTEX type materials for coating, laminating, and converting into innersoles for footwear, visors for headwear, and dielectric sealing base in automotive door panels. There is more competition in these segments, and no comparative market statistics are available.

             In Europe, there are four major manufacturers of material similar to BONTEX. These competitors are located in Germany, Italy, Finland, and the former U.S.S.R. The Company estimates that it sells approximately 45 percent of the BONTEX type materials sold in the European Union. These estimates are based on SATRA Common Market statistics as to total sales, and other generally available industry information; however, as there are many customers in Europe and globally who purchase BONTEX and convert it into innersoles and other application components, the actual total worldwide market penetration is difficult to estimate.

             RISK MANAGEMENT PROGRAM
             -----------------------
             The Company is exposed to the inherent risks associated with conducting business globally. These risks include export duties, quotas, restrictions on the transfer of funds, political instability, and foreign currency exchange rate fluctuations.
        The Company closely monitors its method of operating in each country and adopts strategies responsive to changing economic and political environments. The Company benefits from operating in a number of different currencies, because weakness in any particular currency often is offset by strengths in other currencies.

             During fiscal 1995, the Company experienced unprecedented volatility in the foreign currency markets. The foreign currency exchange losses for fiscal 1995 totaled approximately $1.5 million. The higher than normal exchange losses are the result of the large decreases in the value of the US dollar, Italian lire, and Mexican peso. Over the past twelve months, the Italian lire and US dollar decreased in value relative to the Belgian franc by 13 and 12 percent, respectively, and the Mexican peso reduced in value by more than 100 percent relative to the US dollar. The largest portion of these exchange losses occurred at Bontex S.A., the Belgium subsidiary. A significant portion of the Belgium subsidiary's sales are denominated in US dollars and Italian lire, and consequently, subject to the risk of foreign exchange rate fluctuations.

             Management has implemented a revised Risk Management Program
        (RMP) to better manage the Company's exposure to foreign currency exchange rate fluctuations. The revised RMP is a coordinated approach in the management of foreign currency risk: The overall policy of the RMP is to match currency denominations of assets with liabilities, in a manner intended to reduce the Company's foreign currency exposure. Bontex S.A. is generally able to match the maturity and duration of its debt with that of its assets based on routine cash flow projections. Additionally, Bontex S.A. continues to utilize forward exchange contracts and other approved hedging instruments to manage currency risks. Management cannot predict the likelihood of such developments occurring again in the future. All transactions denominated in foreign currencies are not hedged (i.e., Mexican peso, Canadian dollar, etc.) since the volume of such transactions is limited and therefore the cost to hedge is considered prohibitive. These international markets are regarded as excellent opportunities for future growth and profits, and management will continue to monitor the situation and evaluate various alternatives to manage exposure to such risks.

             The Company also manages interest rate risk to protect the Company's margins and financial position from future rate increases by participating in interest rate swaps. The interest rate swap arrangements provide for the payment of interest based on fixed rates of interest rather than variable rates. The Company does not speculate on interest rates, but rather seeks to mitigate the possible impact of interest rate fluctuations on its short-term variable rate debt.

             At June 30, 1995 and 1994, the total notional amount of the Company's foreign currency exchange contracts totaled $5.0 million and $4.0 million, respectively. The total notional amount of the Company's interest rate swaps contracts totaled $2.8 million and $2.3 million at June 30, 1995 and 1994, respectively. The notional amount of these contracts does not represent the direct credit exposure. Rather, credit exposure may be defined as the market value of the contract and the ability of the counterparty to perform its payment obligations under the agreement. The Company's interest rate swap agreements require the Company to pay a fixed rate. Therefore, this risk is reduced in a declining interest rate environment as the Company is generally in a payable position, and this risk is increased in rising interest rate environment as the Company is generally in a receivable position. The Company seeks to control the credit risk of its interest rate swap agreements and other financial instruments through credit exposure limits and monitoring procedures. The Company may be exposed to a credit loss in the event of nonperformance by the other party to an interest rate swap agreement. All interest rate swaps and foreign exchange contracts are with established banks, and the Company does not anticipate such nonperformance.

             There are four major competitors operating in Taiwan and the Peoples Republic of China which has a tendency to impact selling prices. There is a 5 percent duty on BONTEX products going into Taiwan. However, BONTEX sales continue to increase in Taiwan and the Peoples Republic of China since the establishment of a Bontex liaison office in Taipei, Taiwan. The Bontex liaison office in Australia continues to perform well through the coordination of all Asian operations covering, among others, Japan, Korea, Taiwan, Hong Kong, Philippines, Indonesia, New Zealand, Australia, Singapore, and Malaysia.

             TRADEMARKS
             ----------
             Georgia Bonded Fibers utilizes trademarks on nearly all of its products, and believes having such distinctive trademarks which are readily identifiable is an important factor in creating and maintaining a market for its goods and services. This further serves to identify the Company and distinguish its goods from goods of others. The Company considers its BONTEX trademark and other trademarks to be among its most valuable assets, and has registered these trademarks in over 70 countries. Georgia Bonded Fibers continues to vigorously protect its trademarks against infringement.

             PRODUCTION AND SALES
             --------------------
             Refer to Note 3 of Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders wherein information is provided regarding foreign and domestic operations and export sales for the last three fiscal years. Such information is incorporated herein by reference, pursuant to General Instruction G(2).

             Credit terms offered by the Company to meet competition have been longer than terms normally available to the Company from its vendors. Some seasonality exists in that the second half of each fiscal year is usually more productive and consequently more profitable than the first half. This seasonality is largely because of customers' scheduled vacations, shutdowns, and holidays, which normally occur during the first half of each fiscal year. Substantially all sales to Asia are negotiation of letters of credit and sight drafts, and are covered by foreign credit insurance. In the fiscal year ended June 30, 1995, a leading athletic footwear company, specified BONTEX to sourcing contractors globally, and accounts for approximately 14.6 percent of the Company's consolidated sales (13.7% and 11.0% in 1994 and 1993, respectively).

             The increase in consolidated sales during fiscal 1995 is primarily due to the growth of converted and nonconverted products resulting from positive market penetration, improvement in overall global economic conditions, and continued efforts to develop new value added products for the footwear, luggage, and allied industries as well as foreign currency translation.

             Foreign operations, principally in Belgium and Italy, constitute a significant portion of the Company's business. Production of BONTEX fiberboard products is allocated between the United States and Belgium manufacturing facilities based on such factors as availability of capacity, production efficiencies, logistical considerations, and foreign currency exchange rates. The Company is currently operating near full capacity. During the past three fiscal years, approximately 40 percent of total production was in the United States. The backlog of firm orders in the United States at the end of the fiscal year was about four weeks production or approximately $1,800,000 in sales. The current backlog at Bontex USA is approximately four weeks. In Europe, the backlog at the end of the fiscal year was four weeks production or approximately $2,000,000 sales. The present backlog at Bontex S.A. is four weeks.

             The Company sells most of its products directly to customers through its own sales force throughout the United States. The Company also sells products through distributors, and other intermediaries who may convert and resell these products to others. Bontex USA mainly services North and South America, as well as certain Asian markets. For the past three years approximately 43 percent of Bontex USA's sales are exported outside of the United States. In the United States, Company salesmen and commission sales representatives are used for approximately 60 percent of sales. Bontex USA maintains leased bonded warehouses in Nashville, Tennessee; St. Louis, Missouri; Leon, Mexico; Cambridge, Ontario, Canada; and Montreal, Quebec, Canada. The Company established Bontex de Mexico, S.A. de C.V., as a marketing distribution company in Leon, Mexico to directly facilitate sales in Mexico. Currently, sales in Mexico are not significant and have not grown as planned due to the recent devaluation in the peso. Bontex continues to view the Mexican market with guarded optimism for future growth.

             Bontex S.A. markets its products through distributors and sales representatives in most countries in Europe, Africa, and the Middle East, as well as in Central and Eastern Europe. The Company's wholly-owned subsidiary, Bontex Italia s.r.l., services the Italian market directly, and through localized converters and commissioned representatives.

             The Company maintains six Bontex liaison offices in select Asian markets, a network of sales representatives in various countries where BONTEX is marketed, as well as leased bonded warehouses in Korea, Taiwan, and the Peoples Republic of China. For certain of its foreign markets the Company uses individual distributors. One distributor represents approximately 13 percent of the Company's net consolidated sales, and the Company believes that it is well positioned to replace any of these distributors without materially impacting the Company's marketing or financial operations.

             STATUS OF PROPOSED PROJECT
             --------------------------
             On July 27, 1994, the Company's Board of Directors authorized management to investigate the establishment of a manufacturing facility in Malaysia. The Company's plans to establish a manufacturing facility in Asia continues as scheduled. Bontex Sdn Bhd was incorporated on July 12, 1995, and is being considered not only as a way of enabling the Company to strengthen its presence in Asia, but also to expand its global manufacturing network. Management anticipates completing site selection during fiscal 1996. However, construction and completion of the proposed project are subject to a number of significant conditions, including the profitability of the Company, final approval by the Company's Board of Directors, procurement of capital, and Malaysian regulatory approvals. Management projects that the proposed costs for Bontex Sdn Bhd is estimated to be in the order of magnitude of $10 million. At the time of this filing, management cannot provide more definitive projected financial information for the proposed project with confidence and accuracy, since such projections may vary significantly based on ultimate circumstances.

             MATERIALS AND SUPPLIES
             ----------------------
             Both manufacturing locations in the United States and Belgium primarily acquire raw materials from Western European, Asian and American suppliers. More than one supplier is available for all major raw materials. Bontex S.A. appears to have available and receives adequate quantities of water for processing and is assured of a continuous supply of high quality water. The manufacturing facility in the United States has adequate supply of processing water from wells and river sources.

             The cost of raw materials increased at unprecedented high rates last year. The cost of prime pulp and latex, two primary raw materials for the Company's products, increased by approximately 85 percent and 38 percent, respectively in fiscal 1995. Management has implemented various measures in an attempt to manage the situation, including raising selling prices, capital enhancements to improve production efficiencies and several cost control measures through better utilization of existing resources. It is difficult to implement price increases for the Company's finished goods due to the global competitive environment in which the Company operates, and even more difficult to estimate future raw material prices. Based on current information, management anticipates that raw material prices will stabilize and possibly decline during fiscal 1996. Management intends to continue to prudently apply technology to manufacture high quality products while attempting to reduce costs in all areas of operations in an effort to maintain competitive selling prices. There can be no assurance however, that increased raw material prices will not continue to have an adverse effect on the Company's operations or competitive position in the future.

             Bontex USA maintains a private fleet of tractors and trailers for long haul delivery of its products to customers throughout the United States and Canada and to ports for export shipments, in addition to backhauling of raw materials to reduce operating costs. The Company also participates in numerous equipment interchange agreements for containers with steamship lines to facilitate exports.

             REGULATORY
             ----------
             As with all fiberboard manufacturers, the Company is subject to regulations by various federal, state, foreign and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations on the discharge of contaminants into the environment, including effluent and emission limitations, as well as require the Company to obtain and operate in compliance with the conditions of permits and other government authorizations. Failure to comply with applicable environmental control standards could result in interruption or suspension of operations at the affected facilities or could require additional expenditures at these facilities.

             The Company has made and intends to continue to make capital investments, operating expenditures, and production adjustments in connection with compliance to environmental laws and regulations. Since the Company is essentially comprised of two fiberboard plants, water quality discharge remains the primary environmental concern. A private water quality consulting firm has completed an extensive analysis and plans for compliance at both plants have been implemented.

             On July 22, 1994, the Company entered into a Special Consent Order with the Virginia Department of Environmental Quality committing the Company to construct a waste water treatment facility to address certain effluent limitations in its Virginia Pollution Discharge Elimination Permit. The USA waste treatment facility is estimated to cost a total of $1.4 million and is scheduled to be completed by January 1, 1996, in accordance with the construction schedule in the Consent Order.

             The Belgium government has imposed new regulations requiring a formal water treatment plant to be installed at Bontex S.A.
        The first phase for the construction of the waste treatment facility in Belgium is anticipated to be completed in February 1996 at an estimated cost of $1.4 million.

             Estimates of the costs of future environmental compliance may differ from final costs due to, among other things, continued emergence of new environmental laws and regulations and environmental control or process technology developments. At the present time, based on preliminary estimates, the Company anticipates that consolidated capital expenditures for environmental compliance in fiscal 1996 will aggregate approximately $2.2 million; however, this estimate could change due to ultimate circumstances. Compliance with existing environmental regulations is not expected to have a materially adverse effect on the Company's earnings, financial position or competitive position.

        ITEM 2.   PROPERTIES

             For information about interest and security interests held by banks in the Company's properties, see Note 4 of Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report to Stockholders. Such information is incorporated herein by reference, pursuant to General Instruction G(2).

             The properties of the Company consist primarily of wholly-owned plant and equipment to manufacture and distribute the Company's products. In Newark, New Jersey the Company owns an office building and warehouse. Corporate headquarters and sales office are maintained at the Newark building, and the warehouse is used for the distribution of the Company's products in the northeastern region of the United States. The Newark facility is located in an area where the potential of being acquired as part of a revitalization development project has increased. At the time of this filing, the Registrant is unable to determine the ultimate impact, if any, of this situation on the Company's operations.

             The Company's manufacturing and converting facility in Buena Vista, Virginia continues to be modernized, upgraded, and expanded. In Stembert, Belgium, the subsidiary's plant is one of the most modern in the world for producing BONTEX type products, and the Company continues to invest in new equipment to maintain its level of efficiency. Bontex Italia s.r.l. operates from a modern distribution facility with new converting equipment. In fiscal 1995, the Company spent approximately $1,407,000, $246,000 and $51,000 to refurbish, upgrade and install equipment at Bontex USA, Bontex S.A., and Bontex Italia s.r.l., respectively.

             The total cost of these capital expenditures, including the capital expenditures planned for environmental regulations at both Bontex USA and Bontex S.A. as discussed in the previous section regarding regulations, is estimated not to exceed $2,600,000 for fiscal year 1996. The Company believes that cash generated from operations and current credit facilities will be sufficient to meet these capital requirements. In conjunction with credit facilities, the Company is required to maintain certain minimum financial ratios on a quarterly basis under the covenants of a secured line of credit. As a result of the decrease in various financial ratios, the Company obtained a waiver from such requirements at June 30, 1995. There is no assurance the Company will obtain future waivers from such requirements, and accordingly, $1,846,000 of long-term debt has been classified as current.

             The Company continues to manage the utilization of its assets in order to meet global growth objectives, marketplace forces, productivity and technology changes, while at the same time, attempting to ensure that these assets are generating economic value for the shareholder.

             RECENT PRONOUNCEMENT
             --------------------
             In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This statement establishes the accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This standard is effective for financial statements for fiscal years beginning after December 15, 1995, which the Company would be in fiscal 1997. Based on management's review of the adoption of SFAS No. 121 is not expected to have a material impact, if any, on the Company's financial position and results of operations.

        ITEM 3.   LEGAL PROCEEDINGS

             On July 22, 1994, the Director of the Virginia Department of Environmental Quality signed a Special Consent Order with the Company. As part of the Order, the Company has paid a $5,000 civil penalty. The Company, by agreeing to the order, has committed to construction of a waste water treatment facility at its US plant to address certain effluent limitations in its Virginia Pollution Discharge Elimination Permit. The Company intends to complete construction of the treatment facility by January 1, 1996, in accordance with the construction schedule included in the Order.

             To the Company's knowledge, there are no legal proceedings, lawsuits, and other claims pending against or involving the Company which, in the opinion of management, will have a material adverse impact upon the results of operations or financial condition of the Company.


        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

        Executives of the Registrant

             Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 19, 1995.

             The names, ages and positions of the executives of the Company as of September 19, 1995 are listed below with their business experience with the Company for the past five years. Executive officers are appointed annually by the Board of Directors at the annual meeting of stockholders. There is no agreement or understanding between any executive and any other pursuant to which the executive was selected. Mr. Jeffrey C. Kostelni and Mr. Charles W. J. Kostelni are the sons of Mr. James
        C. Kostelni.

             Previous and present duties and responsibilities:


                                      Position and Business
             Name and Age             Experience for Past Five Years


        James C. Kostelni, 60         Chairman of the Board, Chief
                                      Executive Officer(since 1994),
                                      President and Chief Operating
                                      Officer (since 1971).  Mr. Kostelni
                                      has a Bachelor of Science Degree in
                                      Business Administration.

        Jeffrey C. Kostelni, 29       Chief Financial Officer and
                                      Treasurer (since 1994)and Assistant
                                      Controller (1993-1994); prior
                                      thereto, Senior Auditor, Deloitte &
                                      Touche, Washington, D.C.  Mr.
                                      Kostelni has a Bachelor of Science
                                      Degree in Accountancy, Cum Laude
                                      and is a Certified Public
                                      Accountant.

        David A. Dugan, 48            Controller (since 1988) and
                                      Secretary (since 1993) of the
                                      Company; prior thereto, Assistant
                                      Secretary of the Company (1991-93).
                                      Mr. Dugan has a Masters in Business
                                      Administration and is a Certified
                                      Public Accountant.

        Charles W. J. Kostelni, 31    Assistant Controller (since 1994);
                                      prior thereto, Assistant Vice
                                      President, Union Bank of
                                      Switzerland, New York and Associate
                                      Investment Banker, Chase Manhattan
                                      Bank, New York.  Mr. Kostelni has a
                                      Bachelor of Science Degree in
                                      Accountancy and is a Certified
                                      Public Accountant.

        Larry E. Morris, 49           Technical Director (since 1983) and
                                      Sales Director (since 1993); prior
                                      thereto, Manufacturing Director of
                                      the Company (1983-93).  Mr. Morris
                                      has a Bachelor of Science Degree in
                                      Chemical Engineering.

        Michael J. Breton, 55         Director of International
                                      Operations of the Company (since
                                      1993); prior thereto, Director of
                                      European Operations (1987-93).  Mr.
                                      Breton has a Bachelor of Science
                                      Degree in Paper Technology.


                                     PART II

        ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             The information set forth under the caption "Common Stock and Dividend Data" on page 7 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference, pursuant to General Instruction G(2).

        ITEM 6.   SELECTED FINANCIAL DATA

             "Summary of Selected Five Year Data" on page 7 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference, pursuant to General Instruction G(2).

        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             "Management's Discussion and Analysis of Results of
        Operations and Financial Condition" on pages 8 through 10 of the Company's 1995 Annual Report to Stockholders are incorporated herein by reference, pursuant to General Instruction G(2).

        ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The following consolidated financial statements of the Registrant and the independent auditors' report included on pages 10 through 24 of the 1995 Annual Report to Stockholders, are herein incorporated by reference, pursuant to General Instruction G(2):

             1. Consolidated Statements of Income (Loss) for the Years Ended June 30, 1995, 1994 and 1993

             2.   Consolidated Balance Sheets as of June 30, 1995 and
                  1994

             3. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1995, 1994, and 1993

             4. Consolidated Statements of Cash Flows for the Years Ended June 30, 1995, 1994, and 1993

             5.   Notes to Consolidated Financial Statements

             6.   Independent Auditors' Report

        ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             There have been no changes in independent auditors and no disagreements with independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditor's scope or procedure.


                                    PART III

        ITEM 10.  DIRECTORS AND EXECUTIVES OF THE REGISTRANT

             For information with respect to the executives of the Registrant, see "Executives of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Registrant, see "Election of Directors" at pages 4 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held October 19, 1995, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Compliance with Section 16(a) of the Securities Act" at page 14 of the Proxy Statement for the Annual Meeting of Stockholders to be held October 19, 1995, is incorporated herein by reference pursuant to General Instruction G(3).

        ITEM 11.  EXECUTIVE COMPENSATION

             The information set forth under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Stock Performance" at pages 7 through 13 of the Proxy Statement for the Annual Meeting of Stockholders to be held October 19, 1995, is incorporated herein by reference pursuant to General Instruction G(3).

        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

             The information pertaining to stockholders beneficially owning more than five percent of the Registrant's common stock and the security ownership of management, which is set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held on October 19, 1995, is incorporated herein by reference pursuant to General Instruction G(3).

        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information set forth under the caption "Related
        Transactions" on page 13 of the Proxy Statement for the Annual Meeting of Stockholders to be held on October 19, 1995 is incorporated herein by reference.

                                     PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON
                  FORM 8-K

             (a)  List of documents filed as part of this report:

                  1. Financial Statements: All financial statements of the Registrant as set forth under Item 8 of this Report on Form 10-K.

                  2. Financial statement schedules and the location in this Form 10-K are as follows:


                  SCHEDULE
                  NUMBER         DESCRIPTION                         PAGE

                  (a)       Independent Auditors' Report on
                            Financial Statement Schedule as of June
                            30, 1995, 1994 and 1993 and for the
                            years then ended                           20

                  (d) II    Valuation and Qualifying Accounts          21


                  All other schedules are omitted, as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

                  3.   Exhibits to this Form 10-K are as follows:

                  EXHIBIT NO.    DESCRIPTION

                  3 (i) Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit No. 3(i) of Form 10-K for the fiscal year ended June 30,
                                 1994)

                  3 (ii)         Bylaws of the Company, as
                                 amended(incorporated herein by reference to Exhibit No. 3(ii) of Form 10-K for the fiscal year ended June 30, 1994)

                  10 (i) *Executive Compensation Agreement dated June 29, 1989, between Georgia Bonded Fibers, Inc. and James C. Kostelni (incorporated herein by reference to
                                 Exhibit 10.1 of Form 10-Q for quarter
                                 ended September 30, 1993)

                  10 (ii) *Deferred Compensation Agreement for Hugo N. Surmonte dated October 4, 1994, between Georgia Bonded Fibers, Inc. and Hugo N. Surmonte (incorporated herein by reference to Exhibit 10.7 of Form 10-Q for quarter ended September 30, 1994)


                  10 (iii) *Life Insurance Agreement between Georgia Bonded Fibers, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit 10.4 of Form 10-Q for quarter ended December 31, 1993)

                  10 (iv) *Bontex S.A. Pension Plan (incorporated herein by reference to Exhibit No. 10(iv) of Form 10-K for the fiscal year ended June 30, 1994)

                  10 (v) *Georgia Bonded Fibers, Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit No. 10(v) of Form 10-K for the fiscal year ended June 30,
                                 1994)

                  10 (vi) *Supplemental Executive Compensation Agreement dated May 26, 1994, between Georgia Bonded Fibers, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit No. 10(vi) of Form 10-K for the fiscal year ended June 30,
                                 1994)

                  10 (vii) Special Consent Order between the Company and the State Water Control Board dated July 22, 1994 (incorporated herein by reference to Exhibit No. 10(vii) of Form 10-K for the fiscal year ended June 30, 1994)

                  13 1995 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

                  21             Subsidiaries of the Company

                  27             Financial Data Schedule
        ____________

             * Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to
        Item 14 (c).

             (b)  Reports on Form 8-K:

                  None

             (c) Exhibits - The response to this section of Item 14 is submitted as a separate section of this report.

             (d) Financial statement schedules required by Regulation S-X are submitted as separate section of this report.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by undersigned, hereunto duly authorized on this 18th day of September, 1995.

                                              GEORGIA BONDED FIBERS, INC.

                                              by /s/ James C. Kostelni
                                              ---------------------------
                                                Chairman of the Board

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                          Date

        /s/James C. Kostelni                         September 18, 1995
        --------------------------------             ------------------
        James C. Kostelni
        Chairman of the Board, President
        Chief Executive Officer
        Director


        /s/Jeffrey C. Kostelni                       September 18, 1995
        --------------------------------             ------------------
        Jeffrey C. Kostelni
        Treasurer
        Chief Financial Officer


        /s/David A. Dugan                            September 18, 1995
        --------------------------------             ------------------
        David A. Dugan
        Controller and Corporate Secretary
        Director


        /s/Michael J. Breton                         September 18, 1995
        --------------------------------             ------------------
        Michael J. Breton
        Corporate Director of International
        Operations and General Manager, Bontex
        S.A.
        Director


        /s/Larry E. Morris                           September 18, 1995
        --------------------------------             ------------------
        Larry E. Morris
        Technical Director and Director of
        Marketing/Sales
        Director

        /s/Patricia S. Tischio                       September 18, 1995
        --------------------------------             ------------------
        Patricia S. Tischio
        Assistant Corporate Secretary
        Director


        /s/William J. Binnie                         September 18, 1995
        --------------------------------             ------------------
        William J. Binnie
        Director


        /s/William B. D Surney                       September 18, 1995
        --------------------------------             ------------------
        William B. D Surney
        Director


        /s/Frank B. Mayorshi                         September 18, 1995
        --------------------------------             ------------------
        Frank B. Mayorshi
        Director


        /s/Joseph F.Raffetto                         September 18, 1995
        --------------------------------             ------------------
        Joseph F. Raffetto
        Director


        /s/Robert J. Weeks                           September 18, 1995
        --------------------------------             ------------------
        Robert J. Weeks
        Director

                          INDEPENDENT AUDITOR'S REPORT



        The Board of Directors
         and Stockholders
        Georgia Bonded Fibers, Inc.:

        Under date of August 11, 1995, except for note 4, as to which the date is August 25, 1995, we reported on the consolidated balance sheets of Georgia Bonded Fibers, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income (loss), changes in stockholders equity, and cash flows for each of the years in the three-year period ended June 30, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as set fourth under Item 14(a)2 on pages 11 and 12 of the accompanying annual report on Form 10-K for the year 1995. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                KPMG PEAT MARWICK LLP



        Roanoke, Virginia
        August 11, 1995, except for note 4,
        as to which the date
        is August 25, 1995.

                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              GEORGIA BONDED FIBERS, INC., AND SUBSIDIARIES




                                       Balance at  Charges to  Charged to              Balance at
                                        Beginning   Costs and     Other                    End of
             Description                of Period    Expenses   Accounts*  Deductions**    Period
             -----------                ---------    --------   ---------  ------------    ------
        YEAR ENDED JUNE 30, 1995
        Reserves and allowances
        deducted from asset accounts:
        Allowances for doubtful accounts $183,000     $42,000    $12,000        $81,000  $156,000


        YEAR ENDED JUNE 30, 1994
        Reserves and allowances
        deducted from asset accounts:
        Allowance for doubtful accounts  $175,000     $34,000     $4,000        $30,000  $183,000


        YEAR ENDED JUNE 30, 1993
        Reserves and allowances
        deducted from asset accounts:
        Allowances for doubtful accounts $213,000     $25,000    ($7,000)       $56,000  $175,000





        *Foreign currency translation gain(loss)
        **Uncollectable accounts written off, net of recoveries

                                  Exhibit Index
                                  -------------
                                                                     Page
                                                                     ----
        3 (i) Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit No. 3(i) of Form 10-K for the fiscal year ended June 30, 1994)

        3 (ii)   Bylaws of the Company, as amended
                 (incorporated herein by reference to Exhibit
                 No. 3(ii) of Form 10-K for the fiscal year ended June 30, 1994)

        10 (i) *Executive Compensation Agreement dated June 29, 1989, between Georgia Bonded Fibers, Inc. and James C. Kostelni(incorporated herein by reference to Exhibit 10.1 of Form 10-Q for quarter ended September 30, 1993)

        10 (ii) *Deferred Compensation Agreement for Hugo N. Surmonte dated October 4, 1994, between Georgia Bonded Fibers, Inc. and Hugo N. Surmonte (incorporated herein by reference to Exhibit 10.7 of Form 10-Q for quarter ended September 30, 1994)

        10 (iii) *Life Insurance Agreement between Georgia
                 Bonded Fibers, Inc.and James C. Kostelni
                 (incorporated herein by reference to Exhibit
                 10.4 of Form 10-Q for quarter ended December
                 31, 1993)

        10 (iv) *Bontex S.A. Pension Plan (incorporated herein by reference to Exhibit No. 10(iv) of Form 10-
                 K for the fiscal year ended June 30, 1994)

        10 (v)   *Georgia Bonded Fibers, Inc. Annual Incentive
                 Plan (incorporated herein by reference to Exhibit No. 10(v) for Form 10-K for the fiscal year ended June 30, 1994)

        10 (vi) *Supplemental Executive Compensation Agreement dated May 26, 1994, between Georgia Bonded Fibers, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit No. 10(vi) of form 10-K for the fiscal year ended June 30, 1994)

        10 (vii) Special Consent Order between the Company and the State Water Control Board dated July 22, 1994 (incorporated herein by reference to Exhibit No. 10(vii) of Form 10-K for the fiscal year ended June 30, 1994)

        13 1995 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

        21       Subsidiaries of the Company

        27       Financial Data Schedule

        ________________

             *Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to
        Item 14(c).