Form 10-Q
period 1995-09-30
GEORGIA BONDED FIBERS INC
filed 1995-11-14
CIK 41052

FORM 10-Q
                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                    QUARTERLY REPORT
            UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



        		For the Quarter Ended September 30, 1995

				Commission File No. 0-5200




                               GEORGIA BONDED FIBERS, INC.
                 (Exact name of registrant as specified in its charter)


                NEW JERSEY                               22-1427551
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)


       ONE BONTEX DRIVE, BUENA VISTA, VIRGINIA                      24416-0751
       (Address of principal executive offices)                     (Zip Code)




                      Registrant's telephone number:  540-261-2181


Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES ( x )     NO (   )


Indicate the description and number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       Class                             Outstanding at September 30, 1995
Common Stock - $.10 par value                                 1,572,824

                               GEORGIA BONDED FIBERS, INC.
                                        FORM 10-Q
                     FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 1995


                                          INDEX



PART I.       FINANCIAL INFORMATION                                   Page No.

       Item 1.       Financial Statements

       CONDENSED CONSOLIDATED BALANCE SHEETS
       September 30, 1995 and 1994, June 30, 1995 . . . . . . . . . . . . 3

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
       RETAINED EARNINGS
       First Quarter Ended September 30, 1995 and 1994. . . . . . . . . . 4

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       First Quarter Ended September 30, 1995 and 1994. . . . . . . . . . 5

       CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL
       STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . .6, 7

       Item 2.       Management's Discussion and Analysis of
                     Financial Condition and Results of Operations. . .8, 9


PART II. OTHER INFORMATION

       Item 5.       Other Information. . . . . . . . . . . . . . . . . . 9
       Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . 9

                                  PART I.  FINANCIAL INFORMATION
                                   Item 1.  Financial Statements
                          GEORGIA BONDED FIBERS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)

                                                              September 30,          June 30,

                                                              (unaudited)
                                                              1995         1994          1995

ASSETS
Current assets:
       Cash and cash equivalents                         $   1,313       $ 2,518      $ 4,379
       Short-term investments, at cost which
          approximates market                                    -           123            -
       Trade accounts receivable, less allowance
          for doubtful accounts of $ 147 ($ 195 at
       March '94, $183 at June '94)                         11,813        12,236       15,300
       Other receivables                                       379           507          490
       Inventories                                           7,708         5,746        7,650
       Deferred income taxes                                   449             -          449
       Income taxes refundable                                 243             -          145
       Other current assets                                    281           372          227
                                                          --------      --------     --------
       TOTAL CURRENT ASSETS                                 22,186        21,502       28,640
                                                          --------      --------     --------

Property, plant and equipment:
       Land                                                    273           227          271
       Buildings and building improvements                   4,342         4,194        4,383
       Machinery, furniture and equipment                   14,145        12,748       14,256
       Construction in progress                              2,089           926        1,578
                                                          --------      --------     --------
                                                            20,849        18.095       20,488
       Less accumulated depreciation and amortization       10,721         9,526       10,621
                                                          --------      --------     --------
          Net property, plant and equipment                 10,128         8,569        9,867
                                                          --------      --------     --------

       Deferred income taxes                                   601             -          333
       Other assets, at cost less applicable
          amortization                                         643           740          687
                                                          --------      --------     --------
              TOTAL ASSETS                                $ 33,558      $ 30,811     $ 39,527
                                                          ========      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term borrowings                              $  9,008      $  6,903    $  11,674
       Accounts payable                                      7,659         7,314       10,339
       Accrued expenses                                      2,576         2,504        2,622
       Long-term debt due currently                          2,074           359        2,189
                                                          --------      --------    ---------
          TOTAL CURRENT LIABILITIES                         21,317        17,080       26,824

       Long-term debt                                        1,223         1,526        1,364
       Deferred income taxes                                     -           214            -
       Other long-term liabilities                             110            25          153
                                                          --------      --------     --------
       TOTAL LIABILITIES                                    22,650        18,845       28,341
                                                          --------      --------     --------

Stockholders' equity:
       Common stock of $.10 par value. Authorized
       3,000,000 shares; issued 1,572,824 shares               157           157          157
       Additional capital                                    1,551         1,551        1,551
       Retained earnings                                     8,022         9,419        8,213
       Foreign currency translation adjustment               1,178           839        1,265
                                                          --------      --------     --------
          TOTAL STOCKHOLDERS' EQUITY                        10,908        11,966       11,186
                                                          --------      --------     --------
              TOTAL LIABILITIES & STOCKHOLDER'S EQUITY    $ 33,558      $ 30,811     $ 39,527
                                                          ========      ========     ========

See accompanying notes to condensed consolidated financial statements.

                               GEORGIA BONDED FIBERS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  AND RETAINED EARNINGS
                   (Dollars in Thousands Except for per Share Amounts)
                                       (Unaudited)

                                                          First Quarter Ended
                                                             September 30,
                                                       1995              1994

Net Sales                                            $  9,905         $ 11,026
Cost of Sales                                           8,177            8,584
                                                     --------         --------

       Gross Profit                                     1,728            2,442

Selling, General and Administrative Expenses            2,437            2,434
                                                     --------         --------

       Operating Income (Loss)                           (709)               8
                                                     --------         --------

Other (Income) Expense:

   Interest expense                                       295              163
   Interest income                                        (18)              (6)
   Foreign currency exchange (gain) loss		 (635)             165
   Other, net                                               4               (2)
                                                     --------         --------
       Total Other                                       (354)             320
                                                     --------         --------

Income (Loss) Before Income Taxes                        (355)            (312)
Provision for Income Taxes                               (164)             (60)
                                                     --------         --------

Net income (loss)                                        (191)            (252)

Retained earnings, beginning of period                  8,213            9,671
                                                     --------         --------

Retained earnings, end of period                     $  8,022         $  9,419
                                                     ========         ========

Income (Loss) per share                              $   (.12)        $   (.16)
                                                     ========        =========

See accompanying notes to condensed consolidated financial statements.

                                   GEORGIA BONDED FIBERS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars In Thousands)
                                           (Unaudited)

                                                          First Quarter Ended
                                                              September 30
                                                            1995       1994
Cash Flows from Operating Activities:
  Cash received from customers                           $10,788     $13,072
  Cash paid to suppliers and employees                   (10,522)    (11,910)
  Interest received                                           61          12
  Interest paid                                             (338)       (169)
  Income taxes paid, net of refunds                           38          (2)
                                                         --------    --------
     Net cash provided by operating activities                27       1,003
                                                         --------    --------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment              (608)       (306)
                                                         --------    --------
     Net cash used in investing activities                  (608)       (306)
                                                         --------    --------
Cash Flows from Financing Activities:
  Increase (decrease) in short-term borrowings, net       (2,347)        388
  Principal payments on long-term debt and capital
    lease obligations                                       (260)        (97)
                                                         --------    --------
     Net cash provided by (used in) financing activities  (2,607)        291
                                                         --------    --------
Effect of Exchange Rate Changes on Cash                      122         168
                                                         --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents      (3,066)      1,156
Cash and Cash Equivalents at Beginning of Year             4,379       1,362
                                                         --------    --------
Cash and Cash Equivalents at End of Year                 $ 1,313     $ 2,518
                                                         ========    ========

Reconciliation of Net Loss to Net Cash provided by
  Operating Activities:
  Net loss                                               $  (191)    $  (252)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization                           255         248
     Provision for bad debts                                 (10)         (8)
     Deferred income taxes                                  (259)         13
     Change in assets and liabilities:
       Decrease in trade accounts and other receivables    3,113       2,377
       (Increase) decrease in inventories                      2        (804)
       (Increase) decrease in other assets                   (74)        465
       Increase in accounts payable and accrued expenses  (2,335)       (569)
       Increase (decrease) in income taxes                  (404)         64
       Decrease in other liabilities                         (70)       (531)
                                                         --------    --------
       Net cash provided by operating activities         $    27     $ 1,003
                                                         ========    ========

See accompanying notes to consolidated financial statements.

                               GEORGIA BONDED FIBERS, INC.
             CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1995 AND 1994 AND JUNE 30, 1995
                                       (Unaudited)



1. The accompanying unaudited condensed consolidated financial statements have been prepared by Georgia Bonded Fibers, Inc.
       and its subsidiaries ("Bontex" or the "Company") in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown, have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

2. The condensed consolidated balance sheets include the following related to European subsidiaries:

                                         September 30,     June 30,
                                     1995         1994         1995
                                           (Dollars in Thousands)
       Current assets            $ 15,687     $ 14,384     $ 21,192
       Total assets                21,721       19,785       27,426
       Current liabilities         16,422       13,640       21,734
       Total liabilities           17,645       15,493       23,310
       Stockholders' equity         4,076        4,292        4,116

       The condensed consolidated statements of income (loss) include the following related to European subsidiaries:

                                          First Quarter Ended
                                            September 30,
                                           1995          1994
                                       (Dollars in Thousands)

       Net Sales                        $ 6,084      $ 6,414

       Net income (loss)                     45         (247)

                               GEORGIA BONDED FIBERS, INC.
             CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1995 AND 1994 AND JUNE 30, 1995
                                       (Unaudited)


3. The last in, first out (LIFO) method of inventory pricing is used by the United States company. Inventories of the European subsidiaries are valued at the lower of cost
       (principally first in, first out) or market. Inventories are summarized as follows:

                                           September 30,             June 30,
                                            1995          1994         1995
                                                   (Dollars in Thousands)

    Finished goods                       $ 3,299       $ 2,818        $ 3,144
    Raw Materials                          3,819         2,375          3,871
    Supplies                                 590           553            635
                                         -------       -------        -------
                                         $ 7,708       $ 5,746        $ 7,650
                                         =======       =======        =======

4. Per share calculations are based on shares outstanding of 1,572,824 shares for all periods.

                               GEORGIA BONDED FIBERS, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS

Consolidated net sales of $9.9 million for the quarter ended September 30, 1995 represents a decline of $1.1 or 10.2 percent as compared to the corresponding prior year period. The decrease in consolidated net sales mainly reflects lower volume related to a general global slowdown; however, the outlook for sales remains positive. The fluctuation in foreign currency exchange rates resulted in a $700,000 translation increase in net sales.

The $191,000 or $.12 per share consolidated net loss for the quarter ended September 30, 1995 represents an improvement of $61,000 or $.04 per share over the same period in 1994, and is primarily due to realized foreign exchange gains of approximately $635,000. These exchange gains represent a recovery of a large portion of the foreign currency exchange losses which had been previously accrued during the prior year.

Gross margins declined from 22.2 percent during the first quarter of 1995 to 17.5 percent during the first quarter of 1996. This decrease is primarily due to the continued impact of higher raw material costs. The cost of pulp and latex, two primary raw materials for the Company's products, increased 85 percent and 38 percent, respectively, over the past eighteen months. However, during the month of September, consolidated gross margins showed improvement as compared to the same period last year. Gross operating margins are projected to continue to improve because of higher volumes, increased selling prices, lower raw material costs, and the impact of various cost control measures.

Seasonality exists in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customers' scheduled vacations, shutdowns, and holidays. Consequently, the results of operations during the first quarter of each fiscal year historically have been losses. Additionally, the first half of each fiscal year has been traditionally at break-even. Excluding the effects of non-recurring and non-operating type items (i.e., adoption of FAS 109), over the past five years, the Company has not been profitable during the first quarter, except one year.

Selling, General & Administrative (SG&A) expenses as a percent of net sales increased 2.5 percent to 24.6 percent during the first quarter of fiscal 1996, as compared to the corresponding prior year period. The increase in SG&A percentage is mainly due to the decrease in sales. Overall, SG&A costs remained stable, as compared to the same period last year. SG&A costs are expected to decline throughout the year reflecting the impact of various cost control measures.

                               GEORGIA BONDED FIBERS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1995

FINANCIAL CONDITION

The consolidated financial condition of the Company remains positive. Consolidated equity for the Company totaled $10.9 million at the end of September 1995. Financial ratios at September 30, 1995 declined from a year ago because of operating losses. Working capital decreased by almost $3.6 million to $869,000, because of cash requirements for operations, reclassification of certain long-term debt and the various planned plant and equipment additions. Excluding the effects of the long-term debt reclassification, working capital declined $2.1 million to $2.3 million. The fluctuation in foreign currency exchange rates resulted in a translation increase of $1.3 million in consolidated total assets.

The decrease in cash balances is mainly due to funding of operations and planned capital additions, as well as the exchange of US dollar deposits at favorable exchange rates.

Trade accounts receivables decreased by $423,000 to $11.8 million, and is primarily because of reduced sales.

The $1.9 million increase in inventories to $7.7 million mainly corresponds to higher raw material costs and the procurement of certain inventories at favorable prices, prior to the consumption of existing higher cost inventories.

The $1.6 million increase in Property, Plant and Equipment
(PP&E) is largely due to the capital additions relating to the wastewater treatment projects at the Company's manufacturing facilities.

Accounts payable and short-term borrowings increased $2.5 million, which primarily correlates to the higher inventory balances, as well as foreign currency translation adjustments. As a result of the decrease in various financial ratios relating to certain long-term debt, the Company obtained a waiver from such requirements at June 30, 1995. The Company has not received a waiver for the period September 30, 1995, but management expects to receive additional waivers from such requirements. Since there is no assurance the Company will obtain future waivers, the long-term debt has been classified as current. Management believes that existing credit facilities will be sufficient to meet future operating and capital requirements.

                               PART II.  OTHER INFORMATION

Item 5.      Other Information

             None

Item 6.      Exhibits and Reports on Form 8-K

(a.)         Exhibits

             Exhibit 27 - Financial Data Schedule - page 11

(b.)         No reports on Form 8-K have been filed during the first quarter

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GEORGIA BONDED FIBERS, INC.
                                                (Registrant)

11-10-95                                 /s/James C. Kostelni
--------                                 --------------------
(Date)                                   James C. Kostelni
                                         Chairman of the Board
                                         and President

11-10-95                                 /s/David A. Dugan
--------                                 --------------------
(Date)                                   David A. Dugan
                                         Controller and
                                         Corporate Secretary