Form 10-Q
period 1995-12-31
GEORGIA BONDED FIBERS INC
filed 1996-02-13
CIK 41052

FORM 10-Q
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                   QUARTERLY REPORT
           UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        For the Quarter Ended December 31, 1995
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


            Class                       Outstanding at February 6, 1996
Common Stock - $.10 par value                      1,572,824

                              GEORGIA BONDED FIBERS, INC.
                                       FORM 10-Q
                      FOR THE SIX MONTHS ENDED DECEMBER 31, 1995


                                         INDEX



PART I.  FINANCIAL INFORMATION                                       Page No.

       Item 1.  Financial Statements

       CONDENSED CONSOLIDATED BALANCE SHEETS
       December 31, 1995 and 1994, June 30, 1995. . . . . . . . . . . . . . 3

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED
       EARNINGS
       Six Months Ended December 31, 1995 and 1994. . . . . . . . . . . . . 4

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       Six Months Ended December 31, 1995 and 1994. . . . . . . . . . . . . 5

       CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . .6, 7

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . . . .8, 9


PART II. OTHER INFORMATION

       Item 4.  Submission of Matters to Vote of Security Holders . . . . .10

       Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .10

       Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .10

                                  PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                           GEORGIA BONDED FIBERS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)

                                                             December 31,        June 30,
                                                              (unaudited)
                                                           1995          1994      1995
ASSETS
Current assets:
Cash and cash equivalents                               $  1,678      $ 2,769      $ 4,379
      Short-term investments, at cost which
         approximates market                                   -          122            -
      Trade accounts receivable, less allowance
         for doubtful accounts of $ 133 ($108
         at December '94, $156 at June '95)               11,648       12,207       15,300
      Other receivables                                      425          447          490
      Inventories                                          7,891        6,039        7,650
      Deferred income taxes                                  450           20          449
      Income taxes refundable                                413            -          145
      Other current assets                                   407          335          227
                                                          ------       ------       ------
TOTAL CURRENT ASSETS                                      22,912       21,939       28,640
                                                          ------       ------       ------
Property, plant and equipment:
      Land                                                   287          222          271
      Buildings and building improvements                  4,349        4,162        4,383
      Machinery, furniture and equipment                  14,197       12,983       14,256
      Construction in progress                             2,391        1,045        1,578
                                                          ------       ------       ------
                                                          21,224       18.412       20,488
Less accumulated depreciation and amortization            10,941        9,721       10,621
                                                          ------       ------       ------
         Net property, plant and equipment                10,283        8,691        9,867
                                                          ------       ------       ------

      Deferred income taxes                                  877            -          333
      Other assets, at cost less applicable
         amortization                                        456          650          687
                                                          ------       ------       ------
            TOTAL ASSETS                                $ 34,528     $ 31,280     $ 39,527
                                                          ======       ======       ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                              $10,513     $  5,735    $  11,674
      Accounts payable                                     8,012        7,216       10,339
      Accrued expenses                                     2,550        2,448        2,622
      Long-term debt due currently                         2,058          735        2,189
                                                          ------       ------       ------
      TOTAL CURRENT LIABILITIES                           23,133       16,134       26,824

      Long-term debt                                       1,196        3,119        1,364
      Deferred income taxes                                    -          147            -
      Other long-term liabilities                             73            -          153
                                                          ------       ------       ------
      TOTAL LIABILITIES                                   24,402       19,400       28,341
                                                          ------       ------       ------
Stockholders' equity:
      Common stock of $.10 par value. Authorized
         3,000,000 shares; issued 1,572,824 shares           157          157          157
      Additional capital                                   1,551        1,551        1,551
      Retained earnings                                    7,270        9,354        8,213
      Foreign currency translation adjustment              1,148          818        1,265
                                                          ------       ------       ------
         TOTAL STOCKHOLDERS' EQUITY                       10,126       11,880       11,186
                                                          ------       ------       ------
            TOTAL LIABILITIES & STOCKHOLDER'S EQUITY    $ 34,528     $ 31,280     $ 39,527
                                                          ======       ======       ======

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
                                                               (Unaudited)

                                                                      Six Months Ended                        Quarter Ended
                                                                        December 31,                          December 31,
                                                                1995                1994                 1995               1994
Net Sales                                                     $21,272             $22,871              $11,367           $11,845
Cost of Sales                                                  17,630              17,327                9,453             8,743
                                                               ------              ------               ------            ------
          Gross Profit                                          3,642               5,544                1,914             3,102

Selling, General and
     Administrative Expenses                                    5,196               5,356                2,759             2,922
                                                               ------              ------               ------            ------
          Operating Income (Loss)                              (1,554)                188                 (845)              180
                                                               ------              ------               ------            ------
Other (Income) Expense:

     Interest expense                                             626                 317                  331               154
     Interest income                                              (27)                (11)                  (9)               (5)
     Foreign currency exchange
          (gain) loss                                            (594)                348                   41               183
     Other, net                                                   (61)                (59)                 (65)              (57)
                                                               ------              ------               ------            ------
          Total Other                                             (56)                595                  298               275
                                                               ------              ------               ------            ------
Income (Loss) Before Income Taxes                              (1,498)               (407)              (1,143)              (95)
Provision for Income Taxes                                       (555)                (90)                (391)              (30)
                                                               ------              ------               ------            ------
Net income (loss)                                                (943)               (317)                (752)              (65)

Retained earnings, beginning
     of period                                                  8,213               9,671                8,022             9,419
                                                               ------              ------               ------            ------
Retained earnings, end of period                              $ 7,270             $ 9,354              $ 7,270           $ 9,354
                                                               ======              ======               ======            ======
Income (Loss) per share                                       $  (.60)            $  (.20)             $  (.48)          $  (.04)
                                                               ======              ======               ======            ======

See accompanying notes to condensed consolidated financial statements.

                                  GEORGIA BONDED FIBERS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars In Thousands)
                                           (unaudited)
                                                                          Six Months Ended
                                                                             December 31
                                                                         1995            1994
Cash Flows from Operating Activities:
   Cash received from customers                                        $26,899         $24,858
   Cash paid to suppliers and employees                                (26,483)        (23,800)
   Interest received                                                        75              17
   Interest paid                                                          (676)           (324)
   Income taxes paid, net of refunds                                      (136)             77
                                                                        ------          ------
      Net cash provided by (used in) operating activities                 (321)            828
                                                                        ------          ------
Cash Flows from Investing Activities:
   Acquisition of property, plant and equipment                         (1,096)           (678)
   Other assets, net                                                       107              25
                                                                        ------          ------
      Net cash used in investing activities                               (989)           (653)
                                                                        ------          ------
Cash Flows from Financing Activities:
   Decrease in short-term borrowings, net                                 (880)           (730)
   Long-term debt incurred                                                   -           2,000
   Principal payments on long-term debt and capital
      lease obligations                                                   (302)           (143)
                                                                        ------          ------
   Net cash provided by (used in) financing activities                  (1,182)          1,127
                                                                        ------          ------

Effect of Exchange Rate Changes on Cash                                   (209)            105
                                                                        ------          ------
Net Increase (Decrease) in Cash and Cash Equivalents                    (2,701)          1,407
Cash and Cash Equivalents at Beginning of Year                           4,379           1,362
                                                                        ------          ------
Cash and Cash Equivalents at End of Year                               $ 1,678         $ 2,769
                                                                        ======          ======
Reconciliation of Net Loss to Net Cash Provided by
   Operating Activities:
   Net loss                                                            $  (943)        $  (317)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization                                     518             462
         Provision for bad debts                                             6               5
         Deferred income taxes                                            (538)            139
          Change in assets and liabilities:
            Decrease in trade accounts and other
              receivables                                                3,529           2,922
            Increase in inventories                                       (218)         (1,218)
            (Increase) decrease in other assets                           (148)             19
            Decrease in accounts payable and
              accrued expenses                                          (1,937)           (600)
            Decrease in income taxes                                      (295)            (23)
            Decrease in other liabilities                                 (295)           (561)
                                                                        ------          ------
            Net cash provided by operating activities                  $  (321)        $   828
                                                                        ======          ======

See accompanying notes to consolidated financial statements.

                         GEORGIA BONDED FIBERS, INC.
       CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995 AND 1994 AND JUNE 30, 1995
                                 (Unaudited)



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

2. The condensed consolidated balance sheets include the following related to European subsidiaries:

                                       December 31,         June 30,
                                  1995           1994        1995
                                    (Dollars in Thousands)

      Current assets             $ 16,923      $ 13,578     $ 21,192
      Total assets                 22,027        18,938       27,426
      Current liabilities          18,229        13,067       21,734
      Total liabilities            19,425        14,724       23,310
      Stockholders' equity          3,602         4,214        4,116


      The condensed consolidated statements of income (loss) include the following related to European subsidiaries:

                             Six Months Ended         Quarter Ended
                               December 31,            December 31,
                             1995       1994         1995        1994
                                    (Dollars in Thousands)

      Net Sales           $13,428    $13,619      $ 7,344     $ 7,205

      Net loss            $  (403)   $  (304)     $  (448)    $   (57)

                         GEORGIA BONDED FIBERS, INC.
       CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 30, 1995 AND 1994 AND JUNE 30, 1995
                                 (Unaudited)


3. The last in, first out (LIFO) method of inventory pricing is used by the United States company. Inventories of the European subsidiaries are valued at the lower of cost or market principally using the first-in, first-out (FIFO) method of inventory costing.
      Inventories are summarized as follows:

                                           December 31,        June 30,
                                         1995        1994        1995
                                            (Dollars in Thousands)

    Finished goods                     $ 3,363      $ 3,691      $ 3,644
    Raw Materials                        4,654        2,234        4,148
    Supplies                               623          549          635
                                       -------      -------      -------
       Inventories at FIFO             $ 8,640      $ 6,474      $ 8,427
    LIFO reserves                          749          435          777
                                       -------      -------      -------
                                       $ 7,891      $ 6,039      $ 7,650
                                       =======      =======      =======

4. Per share calculations are based on shares outstanding of 1,572,824 shares for all periods.

                         GEORGIA BONDED FIBERS, INC.
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
           FOR THE SIX MONTHS AND QUARTER ENDED DECEMBER 31, 1995
                                 (Unaudited)

RESULTS OF OPERATIONS

Consolidated net sales of $11.4 million for the second quarter ended December 31, 1995 represents a decline of $500,000 or 4 percent as compared to the corresponding prior year period. Consolidated net sales of $21.3 million for the six months ended December 31, 1995 represents a decline of $1.6 million or 7 percent as compared to the first six months last year. This represents a slight improvement relative to the first quarter results, when the decline in sales was 10.2 percent. The decrease in consolidated net sales mainly reflects lower volume related to a general global slowdown in the industries the Company serves. The fluctuation in foreign currency exchange rates resulted in a $800,000 translation increase in net sales.

The $943,000 or $.60 per share consolidated net loss for the six months ended December 31, 1995 represents a decline of $626,000 or $.40 per share over the same period in 1994, and is primarily due to lower sales volume and higher raw material costs. Realized foreign currency exchange gains of approximately $594,000 reduced operating losses. These exchange gains represent a recovery of a large portion of the foreign currency exchange losses which had been previously accrued during the prior year.

Gross margins declined from 24.2 percent during the first six months of fiscal 1995 to 17.1 percent during the first six months of fiscal 1996. This decrease is primarily due to the continued impact of higher raw material costs. The cost of pulp and latex, two primary raw materials for the Company's products, increased 85 percent and 38 percent, respectively, over the past eighteen months. However, subsequent to December 31, 1995, the Company has seen some stabilization of certain raw material costs, the effects of which may not be evident until the fourth quarter, when existing inventories are consumed and lower priced inventories are procured. Gross operating margins are projected to continue to improve because of higher volumes, increased selling prices, lower raw material costs, and the impact of various cost control measures.

Seasonality remains in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customers' scheduled vacations, shutdowns, holidays and industry buying cycles. Consequently, the first half of each fiscal year has been traditionally at break-even.

Selling, General & Administrative (SG&A) expenses as a percent of net sales increased 1.0 percent to 24.4 percent during the first half of fiscal 1996, as compared to the corresponding prior year period. The increase in SG&A percentage is mainly due to the decrease in sales. Overall, SG&A costs declined by $160,000, as compared to the same period last year. SG&A costs are expected to decline throughout the year reflecting the impact of various cost control measures.

FINANCIAL CONDITION

Consolidated equity for the Company totaled $10.1 million at the end of December 1995. Financial ratios at December 31, 1995 declined from a year ago because of operating losses. Working capital decreased by $6 million to ($221,000), because of cash requirements for operations, reclassification of certain long-term debt and the various planned plant and equipment additions. Excluding the effects of the long-term debt reclassification, working capital declined $4.6 million to $1.2 million. The fluctuation in foreign currency exchange rates resulted in a translation increase of $1.9 million in consolidated total assets.

The decrease in cash balances is mainly due to funding of operations and planned capital additions.

Trade accounts receivables decreased by $559,000 to $11.6 million, and is primarily because of reduced sales and improved collections.

The $1.9 million increase in inventories to $7.9 million mainly corresponds to higher raw material costs and the procurement of certain inventories at favorable prices, prior to the consumption of existing higher cost inventories. Finished goods inventories declined from a year ago.

The $1.6 million increase in Net Property, Plant and Equipment (PP&E) is largely due to the capital additions relating to the wastewater treatment projects at the Company's manufacturing facilities.

Accounts payable and short-term borrowings increased $5.6 million, which primarily correlates to the higher inventory balances, as well as foreign currency translation adjustments. As a result of the decrease in various financial ratios, the Company is not in compliance with certain debt covenants relating to a credit facility. The Company obtained a waiver from such requirements at June 30, 1995. The Company's lender has not declared the Company in default, but the Company has not received additional waivers for the six month period ended December 31, 1995.
The Company is negotiating with the lender for a modified loan agreement, but an agreement has not yet been reached and there is no assurance that an agreement will be reached. Since there is no assurance the Company will obtain future waivers, $1,461,000 of the long-term debt has been classified as current, and the Company's payment obligations could be accelerated. Management currently believes that existing credit facilities will be sufficient to meet future operating and capital requirements.

                         PART II.  OTHER INFORMATION

                         GEORGIA BONDED FIBERS, INC.
                                  FORM 10-Q
                   FOR THE QUARTER ENDED DECEMBER 31, 1995




Item 4.     Submission of Matters to Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on October 19, 1995. The matters voted upon at the Meeting were as follows:

      (i) The election of William B. D'Surney as a Class A director, to serve until the 1997 Annual Meeting; and the election of Patricia S. Tischio, Jeffrey C. Kostelni and Joseph F. Raffetto as Class B directors, to serve until the 1998 Annual Meeting; and

      (ii) The appointment of KPMG Peat Marwick LLP as independent auditors of the Company for fiscal year 1996.

All nominees for director named above were elected, and the appointment of KPMG Peat Marwick was approved.

Election of Officers
                                                         AUTHORITY
                                          FOR            WITHHELD
                                          ---            --------
William B. D'Surney                    1,164,668          14,933

Patricia S. Tischio                    1,165,045          14,556

Jeffrey C. Kostelni                    1,164,715          14,886

Joseph F. Raffetto                     1,165,045          14,556

                                          FOR       AGAINST     ABSTAIN
                                          ---       -------     -------
Appointment of KPMG Peat Marwick LLP   1,169,710     4,458       5,433



Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

(a.)        Exhibits
            Exhibit 27 - Financial Data Schedule - page 11

(b.) No reports on Form 8-K have been filed during the second quarter

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GEORGIA BONDED FIBERS, INC.
                                                 (Registrant)

   2-12-96                                 /s/James C. Kostelni
--------------                             ---------------------------
   (Date)                                  James C. Kostelni
                                           Chairman of the Board
                                           and President

   2-12-96                                 /s/David A. Dugan
--------------                             ---------------------------
   (Date)                                  David A. Dugan
                                           Controller and
                                           Corporate Secretary