Form 10-Q
period 1996-03-31
GEORGIA BONDED FIBERS INC
filed 1996-05-14
CIK 41052

FORM 10-Q
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                             QUARTERLY REPORT
     UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the Nine Months Ended March 31, 1996
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


            Class                               Outstanding at May 10, 1996
Common Stock - $.10 par value                            1,572,824

                        GEORGIA BONDED FIBERS, INC.
                                 FORM 10-Q
                 FOR THE NINE MONTHS ENDED MARCH 31, 1996


                                   INDEX



PART I.  FINANCIAL INFORMATION                                     Page No.

      Item 1.     Financial Statements

      CONDENSED CONSOLIDATED BALANCE SHEETS
      March 31, 1996 and 1995, June 30, 1995 . . . . . . . . . . . . . . .3

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED
      EARNINGS
      Nine Months Ended March 31, 1996 and 1995. . . . . . . . . . . . . .5

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      Nine Months Ended March 31, 1996 and 1995. . . . . . . . . . . . . .6

      CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . 7, 8

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations. .9, 10, 11


PART II. OTHER INFORMATION

      Item 4.     Submission of Matters to Vote of Security Holders. . . 12

      Item 5.     Other Information. . . . . . . . . . . . . . . . . . . 12

      Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . 12

                                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              GEORGIA BONDED FIBERS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Dollars in Thousands)

                                                             March 31,          June 30,
                                                            (unaudited)
                                                         1996          1995       1995
ASSETS
Current assets:
      Cash and cash equivalents                        $   286      $  6,153    $  4,379
      Short-term investments, at cost which
         approximates market                                 -           122           -
      Trade accounts receivable, less allowance
         for doubtful accounts of $ 138 ($ 147
         at March '95, $156 at June '95)                13,289        13,966      15,300
      Other receivables                                    631           772         490
      Inventories                                        6,937         5,850       7,650
      Deferred income taxes                                450            97         449
      Income taxes refundable                              357             -         145
      Other current assets                                 309           985         227
                                                       -------       -------     -------
      TOTAL CURRENT ASSETS                              22,259        27,945      28,640
                                                       -------       -------     -------

Property, plant and equipment:
      Land                                                 293           222         271
      Buildings and building improvements                4,297         4,357       4,383
      Machinery, furniture and equipment                14,211        13,877      14,256
      Construction in progress                           2,676         1,457       1,578
                                                       -------       -------     -------
                                                        21,477        19.913      20,488
      Less accumulated depreciation and amortization    11,056        10,416      10,621
                                                       -------       -------     -------
         Net property, plant and equipment              10,421         9,497       9,867
                                                       -------       -------     -------

      Deferred income taxes                                846             -         333
      Other assets, at cost less applicable
         amortization                                      455           733         687
                                                       -------       -------     -------
            TOTAL ASSETS                              $ 33,981      $ 38,175    $ 39,527
                                                       =======       =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                           $  9,241      $ 10,876   $  11,674
      Accounts payable                                   8,755         9,216      10,339
      Accrued expenses                                   2,748         2,632       2,622
      Capital lease obligations due currently                -            60           -
      Long-term debt due currently                         589           739       2,189
                                                       -------       -------     -------
      TOTAL CURRENT LIABILITIES                         21,333        23,523      26,824

      Capital lease obligations                              -             6           -
      Long-term debt                                     2,444         3,093       1,364
      Deferred income taxes                                  -           154           -
      Other long-term liabilities                           35             -         153
                                                       -------       -------     -------
      TOTAL LIABILITIES                                 23,812        26,776      28,341
                                                       -------       -------     -------

Stockholders' equity:
      Common stock of $.10 par value. Authorized
      3,000,000 shares; issued 1,572,824 shares            157           157         157
      Additional capital                                 1,551         1,551       1,551
      Retained earnings                                  7,382         8,408       8,213
      Foreign currency translation adjustment            1,079         1,283       1,265
                                                       -------       -------     -------
         TOTAL STOCKHOLDERS' EQUITY                     10,169        11,399      11,186
                                                       -------       -------     -------
            TOTAL LIABILITIES & STOCKHOLDER'S EQUITY  $ 33,981      $ 38,175    $ 39,527
                                                       =======       =======     =======

See accompanying notes to condensed consolidated financial statements.

                                       GEORGIA BONDED FIBERS, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME(LOSS)
                                          AND RETAINED EARNINGS
                           (Dollars in Thousands Except for per Share Amounts)
                                               (Unaudited)


                                                         Nine Months Ended          Quarter Ended
                                                             March 31,                 March 31,
                                                         1996          1995       1996         1995
Net Sales                                             $34,389       $36,973     $13,117     $14,102
Cost of Sales                                          27,248        27,834       9,618      10,507

         Gross Profit                                   7,141         9,139       3,499       3,595

Selling, General and Administrative Expenses            8,091         8,510       2,895       3,154

         Operating Income (Loss)                         (950)          629         604         441

Other (Income) Expense:

      Interest expense                                    919           590         293         273
      Interest income                                     (31)          (36)         (4)        (25)
      Foreign currency exchange (gain) loss              (569)        1,519          25       1,171
      Other, net                                          (70)          (67)         (9)         (8)
         Total Other                                      249         2,006         305       1,411

Income (Loss) Before Income Taxes                      (1,199)       (1,377)        299        (970)
Provision for Income Taxes                               (368)         (114)        187         (24)

Net income (loss)                                        (831)       (1,263)        112        (946)

Retained earnings, beginning of period                  8,213         9,671       7,270       9,354

Retained earnings, end of period                      $ 7,382       $ 8,408     $ 7,382     $ 8,408

Income (Loss) per share                               $  (.53)      $  (.80)    $   .07     $  (.60)

See accompanying notes to condensed consolidated financial statements.

                                      GEORGIA BONDED FIBERS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Dollars In Thousands)
                                               (unaudited)

                                                                            Nine Months Ended
                                                                                 March 31
                                                                            1996          1995
Cash Flows from Operating Activities:
   Cash received from customers                                          $ 38,660       $ 39,457
   Cash paid to suppliers and employees                                   (37,499)       (38,371)
   Interest received                                                          106             44
   Interest paid                                                           (1,014)          (632)
   Income taxes paid, net of refunds                                         (248)            88
                                                                          -------        -------
      Net cash provided by operating activities                                 5            586
                                                                          -------        -------
Cash Flows from Investing  Activities:
   Acquisition of property, plant and equipment                            (1,529)        (1,273)
   Other assets, net                                                           (8)            (5)
                                                                          -------        -------
      Net cash used in investing activities                                (1,537)        (1,278)
                                                                          -------        -------
Cash Flows from Financing Activities:
   Increase (decrease) in short-term borrowings, net                       (2,062)         3,888
   Long-term debt incurred                                                      -          2,000
   Principal payments on long-term debt and capital lease obligations        (488)          (282)
                                                                          -------        -------
      Net cash provided by (used in) financing activities                  (2,550)         5,606
                                                                          -------        -------
Effect of Exchange Rate Changes on Cash                                       (11)          (123)
                                                                          -------        -------
Net Increase (Decrease) in Cash and Cash Equivalents                       (4,093)         4,791
Cash and Cash Equivalents at Beginning of Year                              4,379          1,362
                                                                          -------        -------
Cash and Cash Equivalents at End of Year                                 $    286       $  6,153
                                                                          =======        =======
Reconciliation of Net Loss to Net Cash Provided by
   Operating Activities:
   Net loss                                                              $   (831)      $ (1,263)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
         Depreciation and amortization                                        796            746
         Provision for bad debts                                               10              9
         Deferred income taxes                                               (532)           154
         Change in assets and liabilities:
            Decrease in trade accounts and other receivables                1,325          2,036
            (Increase) decrease in inventories                                557           (802)
            Increase in other assets                                          (75)          (681)
            Increase (decrease) in accounts payable and accrued expenses     (865)         1,028
            Decrease in income taxes                                         (239)          (141)
            Decrease in other liabilities                                    (141)          (500)
                                                                          -------        -------
            Net cash provided by operating activities                    $      5       $    586
                                                                          =======        =======

See accompanying notes to consolidated financial statements.

                        GEORGIA BONDED FIBERS, INC.
      CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1996 AND 1995 AND JUNE 30, 1995
                                (Unaudited)



1. The accompanying unaudited condensed consolidated financial statements have been prepared by Georgia Bonded Fibers, Inc. and its subsidiaries("Bontex" or the "Company") in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown, have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

2. The condensed consolidated balance sheets include the following related to European subsidiaries:

                                       March 31,         June 30,
                                   1996       1995        1995
                                     (Dollars in Thousands)
         Current assets         $ 15,088    $ 20,112    $ 21,192
         Total assets             21,102      25,958      27,426
         Current liabilities      16,458      20,324      21,734
         Total liabilities        17,594      22,049      23,310
         Stockholders' equity      3,508       3,909       4,116

      The condensed consolidated statements of income(loss) include the following related to European subsidiaries:

                      Nine Months Ended        Quarter Ended
                          March 31,               March 31,
                      1996        1995        1996        1995
                              (Dollars in Thousands)
      Net Sales     $21,792     $22,569     $ 8,364     $ 8,950

      Net loss         (419)     (1,136)        (16)       (832)

                        GEORGIA BONDED FIBERS, INC.
      CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1996 AND 1995 AND JUNE 30, 1995
                                (Unaudited)


3. The last in, first out (LIFO) method of inventory pricing is used by the United States company. Inventories of the European subsidiaries are valued at the lower of cost or market principally using the first-in, first-out (FIFO) method of inventory costing. Inventories are summarized as follows:

                                       March 31,         June 30,
                                   1996       1995        1995
                                     (Dollars in Thousands)

         Finished goods          $ 3,792     $ 3,211     $ 3,644
         Raw Materials             3,218       2,465       4,148
         Supplies                    575         609         635
                                  ------      ------      ------
         Inventories at FIFO       7,585       6,285       8,427
         LIFO reserves               648         435         777
                                  ------      ------      ------
                                 $ 6,937     $ 5,850     $ 7,650
                                  ======      ======      ======

4. Per share calculations are based on shares outstanding of 1,572,824 shares for all periods.

                        GEORGIA BONDED FIBERS, INC.
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
           FOR THE NINE MONTHS AND QUARTER ENDED MARCH 31, 1996
                                (Unaudited)

RESULTS OF OPERATIONS

The results of operations for the third quarter of fiscal 1996 reflect significant improvement. During the third quarter, the Company generated a consolidated operating profit of $604,000, and net income of $112,000 or $.07 per share. This represents the first quarterly consolidated operating profit in three quarters, and the first quarter with consolidated net income since June 1994. The Company was able to generate these improved results through improved efficiencies even though consolidated net sales declined $1 million or 7 percent to $13.1 million for the third quarter ended March 31, 1996. Consolidated net sales for the nine months ended March 31, 1996 totaled $34.4 million, which is a decrease of $2.6 million or 7 percent relative to the corresponding prior year period. The decline in consolidated net sales mainly reflects lower volume compared to last year resulting from, among other things, sluggish retail sales. The fluctuation in foreign currency exchange rates resulted in a $1.0 million translation increase in net sales.

Consolidated net income of $112,000 or $.07 per share for the third quarter is a significant improvement from the prior year third quarter net loss of $946,000 or $.60 per share. This improvement is mainly due to reduced foreign currency exchange losses. The $831,000 or $.53 per share consolidated net loss for the nine months ended March 31, 1996 represents an improvement of $432,000 or $.27 per share over the same period in 1995, and is primarily due to reduced foreign currency exchange losses and cost controls. Realized foreign exchange gains of approximately $569,000, which represent a recovery of a large portion of the foreign currency exchange losses, previously accrued during the prior year, reduced operating losses.

Gross margins declined from 24.7 percent during the first nine months of fiscal 1995 to 20.8 percent during the first nine months of fiscal 1996. This decrease is primarily due to the impact of higher raw material costs and lower volumes during the first half of fiscal 1996. However, operating conditions are anticipated to continue to improve during the remainder of the fiscal year, because of higher volumes compared to the previous two quarters, increased selling prices, and lower raw material costs.

Seasonality exists in that the first half of each year is typically lower in volume than the second half, which is largely due to customers' scheduled vacations, shutdowns, holidays and industry buying cycles. Consequently, the results of operations during the first half of each fiscal year historically have been losses or break-even. These financial statements are interim reports, and the results of interim periods are not necessarily indicative of financial results for the full year.

Selling General & Administrative (SG&A) expenses as a percent of net sales increased from 23.0 percent to 23.5 percent during the first nine months of fiscal 1996, as compared to the corresponding prior year period. The increase in SG&A percentage is mainly due to the decrease in sales. Overall, SG&A costs declined $419,000, as compared to the same period last year. SG&A costs are expected to decline throughout the year reflecting the impact of various cost control measures.

FINANCIAL CONDITION

Consolidated equity increased from the previous quarter and totaled $10.2 million at the end of March 1996. Working capital decreased from June 30, 1995 by $890,000 to $926,000, because of cash requirements for operations and the various planned plant and equipment additions. The fluctuation in foreign currency exchange rates from June 30, 1995 to March 31, 1996 resulted in a translation decrease of $849,000 in consolidated total assets.

The decrease in cash balances is mainly due to funding of operations and planned capital additions, as well as the exchange of US dollar deposits at favorable exchange rates.

Trade Accounts Receivables decreased by $2.0 million to $13.3 million, and is primarily because of reduced sales. Overall, the aging of receivables remained good with a decrease in the average number of days outstanding from 108 days to 99 days.

The $713,000 decrease in inventories to $6.9 million mainly corresponds to the decline in raw material inventory balances, reflecting the Company's policy not to forward-purchase pulp during periods of declining prices.
The cost of pulp, the primary raw material for the Company's product, has declined significantly over the previous quarter. Raw material costs are expected to decline over the next few months due to the transition to lower priced inventories.

The increase in deferred income taxes relate to net loss carryforwards incurred during the first six months of fiscal 1996, which are expected to offset future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The $989,000 increase in PP&E is largely due to the additions relating to the wastewater treatment projects at the Company's manufacturing facilities in the USA and Belgium.

Accounts Payable and short-term borrowings decreased $4 million, which primarily relates to reduced cash and inventory balances. The Company was successful in modifying certain debt covenants relating to a $1.6 million term loan. Accordingly, $1.3 million of the term loan, which had been previously classified as current, has been reclassified as long-term. The Company is subject to various loan covenants under the modified debt agreement, including, among other things, maintaining certain minimum financial ratios, limitations on capital expenditures, and pledging of certain current and noncurrent assets as security. The Company agreed to use its best efforts to refinance the credit facility. As of March 31, 1996, the Company was in compliance with all revised debt covenants. Management does not anticipate, though it has no assurance, that these covenants will have an adverse impact on the Company.

Management is in communication with other lending institutions to explore refinancing and expand credit facilities. Management is of the opinion that existing credit facilities will be sufficient to meet future operating and capital requirements.

The Company currently is in the process of entering into a Consent Order with the Virginia Department of Environmental Quality pursuant to which the Company will commit to take appropriate corrective action with respect to air quality emissions on a fixed time line. The Company presently is seeking proposals from various vendors regarding the different control technologies available to accomplish the corrective action, and, accordingly, the cost of such corrective action cannot yet be determined. In light of the covenants and agreements in the modification agreement described above, the Company may be required to obtain the bank's consent for some or all capital expenditures in connection with this project.

                        PART II.  OTHER INFORMATION

                        GEORGIA BONDED FIBERS, INC.
                                 FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1996




Item 4.     Submission of Matters to Vote of Security Holders

            None


Item 5.     Other Information

            On April 9, 1996, the United States Patent Office assigned to Georgia Bonded Fibers, Inc. a patent for Leather-Like Hoof Pad of Composite Material. The product is a hoof pad adapted for attachment between the hoof of a horse and a horseshoe. Presently, the product is not marketable, but may be in the future.

Item 6.     Exhibits and Reports on Form 8-K

(a.)        Exhibits:

            10 - Modification Agreement, dated March 7, 1996, between Georgia Bonded Fibers, Inc. and Nationsbank, National
            Association

            27 - Financial Data Schedule - page 11

(b.) No reports on Form 8-K have been filed during the second quarter

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GEORGIA BONDED FIBERS, INC.
                                                (Registrant)

   5-13-96                                /s/James C. Kostelni
- ----------------                          ------------------------------
   (Date)                                    James C. Kostelni
                                             Chairman of the Board
                                             and President

   5-13-96                                /s/David A. Dugan
- ----------------                          ------------------------------
   (Date)                                    David A. Dugan
                                             Controller and
                                             Corporate Secretary