Form 10-K
period 1996-06-30
GEORGIA BONDED FIBERS INC
filed 1996-09-30
CIK 41052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                                      Commission File
ended June 30, 1996                                      Number 0-5200

                        GEORGIA BONDED FIBERS, INC.
           Exact name of Registrant as specified in its charter

                     NEW JERSEY                     22-1427551
                State of Incorporation        IRS Employer No.

            ONE BONTEX DRIVE, BUENA VISTA, VIRGINIA  24416-0751
             Address of principal executive offices   Zip code

               Registrant's telephone number  (540) 261-2181

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                              Title of Class
                        $.10 par value common stock

Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission, and
(2) has been subject to the filing requirements for at least the past 90
days:                  ( x ) Yes      (  ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K    (  )

Aggregated market value of the voting stock held by non-affiliates of the
Registrant:  $2,648,082 at August 29, 1996

On August 29, 1996, the Registrant had 1,572,824 shares of $.10 par value common stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the registrant's Annual Report to Stockholders are incorporated by reference into Parts I and II hereof.

(2) Portions of the registrant's Proxy Statement dated October 4, 1996 issued in connection with the annual meeting of shareholders to be held November 7, 1996 are incorporated by reference into Parts III hereof.

                             TABLE OF CONTENTS


                                  PART I

ITEM  DESCRIPTION                                                     PAGE

1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . ..8
3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 9
4.    Submission of Matters to a Vote of Security Holders. . . . . . . . 9


                                  PART II


5.    Market for the Registrant's Common Equity and Related
        Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . .11
6.    Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .11
7.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . .11
8.    Financial Statements and Supplementary Data. . . . . . . . . . . .11
9.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosures . . . . . . . . . . . . . .11


                                 PART  III


10.   Directors and Executives of the Registrant . . . . . . . . . . . .12
11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . .12
12.   Security Ownership of Certain Beneficial Owners and
        Management . . . . . . . . . . . . . . . . . . . . . . . . . . .12
13.   Certain Relationships and Related Transactions . . . . . . . . . .12


                                  PART IV


14.   Exhibits, Financial Statement Schedules and Reports
        on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .12

                                     PART I

ITEM 1.     BUSINESS

GENERAL BUSINESS
- ----------------
      Georgia Bonded Fibers, Inc. (All references hereinafter to the "Registrant," "Company" or "Bontex" refer collectively to Georgia Bonded Fibers, Inc. and its wholly-owned subsidiaries unless otherwise indicated by context) was incorporated in June 1946 under the laws of the State of New Jersey. The Company originally began as a leather processing operation, and today, Bontex is a leading worldwide manufacturer and distributor of uncoated and coated elastomeric wet web impregnated fiberboard products. The Company's products are generally described by the trademark BONTEX, and are marketed to various industries, including footwear, headwear, luggage, leathergoods, allied, belt backing, gasketing, furniture, electronic integrated component packaging, and automotive industries. Bontex is a market leader in many of the areas in which the Company competes.

      The Company's Board of Directors has approved a proposal whereby the Company's state of incorporation would be changed from New Jersey to Virginia. The reorganization would not result in any changes in the business, management, assets, liabilities or net worth of the Company. The reorganization is subject to approval by the stockholders of Georgia Bonded Fibers, Inc. at the Annual Meeting of Shareholders to be held on November 7, 1996, and is described in more detail in the Proxy Statement dated October 4, 1996.

ORGANIZATION
- ------------
      The Company maintains corporate headquarters, sales offices, and a warehouse facility in Newark, New Jersey; a wholly-owned manufacturing facility at Bontex USA, Buena Vista, Virginia; a wholly-owned manufacturing subsidiary, Bontex S.A., Stembert, Belgium; a wholly-owned distribution and converting subsidiary, Bontex Italia s.r.l., Villafranca, Verona, Italy; and a wholly-owned distribution subsidiary, Bontex de Mexico, S.A. de C.V., Leon, Mexico. The Company utilizes a wholly-owned foreign sales corporation, Bontex Inc., organized and existing under the laws of the Virgin Islands to facilitate export sales. Additionally, Bontex maintains a network of liaison offices -- Bontex Canada, Bontex Korea, Bontex Taiwan, Bontex Hong Kong, Bontex China, Bontex Indonesia, Bontex Philippines, and Bontex Australia -- to service Asian markets.

      The Company employs 94 full-time and 2 part-time people in Buena Vista, Virginia; 3 full-time employees and 2 part-time employees in Newark, New Jersey; 81 full-time and 2 part-time employees in Belgium; 9 employees in Italy; and 1 full-time and 1 part-time employee in Mexico. Revenue per employee was approximately $249,000 and $253,000 in fiscal years 1996 and 1995, respectively.

      There is no labor union at the United States operations and management knows of no union activity at the present time. There are labor unions at the Company's European operations. Although the Company believes that relations with its employees are positive, there can be no assurance that the Company will not experience work stoppages in the future.

PRODUCTS
- --------
      BONTEX elastomeric wet web fiberboard materials are primarily used as an insole material in footwear, as well as visorboard in headwear, dielectric sealing base in automotive door panels, backing substrate, stiffener and laminating base in luggage, leathergoods, and allied products. All BONTEX fiberboard products are designed to be "environmentally-friendly," because Bontex uses recycled and primary cellulose fibers originally derived from trees, a renewable resource. Bontex has the American Podiatric Medical Association (APMA) Seal of Acceptance for BONTEX elastomeric wet web products, BONFOAM, SUREFOAM, and MAXXON, cushion insole materials. BONFOAM, SUREFOAM, and MAXXON trademarks are the sole property of the Registrant. The podiatric seal of acceptance is granted after stringent clinical and laboratory tests have been carried out on approved products which demonstrate conformity to APMA guidelines, and assist in foot health, and comfort. The APMA Seal of Acceptance for approved BONTEX products should enhance product acceptance in the marketplace.

      Bontex USA manufactures uncoated and coated BONTEX fiberboard products; PVC breathable (moisture vapor transmission) cushion foams, that are marketed under trademarks BON-FOAM, MAXXON and SURE-FOAM, and are sold in a variety of grades for use as shock absorbing insole material; BONTEX 200 RECYCLED and BONTEX 300 RECYCLED, which are produced from 100 percent recovered paper with a minimum 80 percent "post-consumer waste" for use in footwear, visorboard in headwear, a backing substrate, stiffener pieces and laminating base; BON-PEL, a wet web nonwoven substrate, which is exceptionally strong and flexible; BONTEX 48 MA, an uncoated visorboard for use in military headwear, which has been approved by NATICK military laboratory. Bontex USA also combines certain products, such as foams, fabrics, and PVCs, to BONTEX fiberboard. Additionally, Bontex USA is the exclusive distributor globally to the footwear industry of an expanded polyurethane material manufactured by E.A.R. Specialty Composites, a division of Cabot Safety Corporation, under the trademarks MAXXON LS and CONFOR. MAXXON LS and CONFOR have moisture vapor transmission characteristics and are used for sock-linings and cushion insoles in various types of footwear. CONFOR is a trademark of E.A.R. Specialty Composites.

      Bontex S.A., Stembert, Belgium, manufactures uncoated BONTEX products. Bontex Italia, s.r.l. is a distribution company and operates converting equipment primarily servicing the Italian market.

      The Company's converting facilities continue to show increased volume and open new market areas in coated and composite items converted on BONTEX substrates. The Company's marketing emphasis is to capitalize on the positive performance of these products. Management believes that Bontex is well positioned for growth due to the high quality and market acceptance of our products, as well as our significant market penetration in developed and developing markets.

RESEARCH AND DEVELOPMENT
- ------------------------
      The Company's research efforts are directed primarily toward developing new products, processing techniques, and improving product performance, often in close association with customers.

      During 1996, the Company was assigned a patent by the United States Patent Office for Leather-Like Hoof Pad of Composite Material. The product is a hoof pad adapted for attachment between the hoof of a horse and a horseshoe. Presently, the product is not marketable, but may be at a future time.

      The Company has also dedicated much of its efforts to customizing many composite products with BONTEX fiberboard products. These products have increased sales of combination packages, primarily designed to take advantage of the current increased emphasis on comfort in footwear products. A series of dual-density (two-layer) foam packages have been designed, and sales of these products have been positive since their introduction.

      Bontex has embarked on the implementation of the International Organization for Standardization quality assurance system ISO 9000 at both the United States and Belgium manufacturing facilities. Bontex SA was certified ISO 9001 during 1996, and Bontex USA is striving for registration of ISO 9000 during 1997. The immediate impact of ISO 9000 on sales is anticipated to be minimal; however, management regards ISO 9000 with significant importance in maintaining a competitive edge in quality globally.

COMPETITION
- -----------
      The industry in which the Company operates is highly competitive. Participants in the industry compete through quality and price, including the ability to control costs, risk management, innovation, and customer service. Presently, it is management's opinion that the Company offers superior product quality and customer service in major markets globally. In the United States, there is one other manufacturer of BONTEX type material. There are, however, other materials which may be substituted for the same applications. The Company estimates that during the last fiscal year, its products were in approximately 45 to 50 percent of non-rubber footwear manufactured in the United States. This estimate is based on Footwear Industries of America (FIA) data as to total sales.

      There are manufacturers who purchase BONTEX type materials for coating, laminating, and converting into innersoles for footwear, visors for headwear, and dielectric sealing base in automotive door panels. There is more competition in these segments, and no comparative market statistics are available.

      In Europe, there are four major manufacturers of material similar to BONTEX. These competitors are located in Germany, Italy, Finland, and the former USSR. The Company estimates that it sells approximately 45 percent of the BONTEX type materials sold in the European Union. These estimates are based on SATRA Common Market statistics as to total sales, and other generally available industry information.

      There are a number of manufacturers of elastomeric fiberboard materials in Asia; however, there are four major competitors operating in Taiwan and the Peoples Republic of China, which has a tendency to impact selling prices. There is a 5 percent duty on BONTEX products going into Taiwan. The Company has petitioned the US trade representatives to eliminate these duties.
Bontex has received notification that the Republic of China (R.O.C.) has agreed to reduce and phase-out these duties, but no definitive time-frame has been announced.

      As there are many customers globally who purchase BONTEX and convert it into innersoles and other application components, the actual total worldwide market penetration is difficult to estimate.

RISK MANAGEMENT PROGRAM
- -----------------------
      The Company is exposed to the inherent risks associated with conducting business globally. These risks include export duties, quotas, restrictions on the transfer of funds, political instability, and foreign currency exchange rate fluctuations. The Company closely monitors its method of operating in each country and adopts strategies responsive to changing economic and political environments.

      During fiscal 1995, the Company experienced extreme volatility in the foreign currency markets. The foreign currency exchange losses in fiscal 1995 totaled approximately $1.5 million, of which approximately $500,000 was recovered during fiscal 1996. The higher than normal exchange losses were the result of the large decreases in the value of the US dollar, Italian lire, and Mexican peso. During the twelve months leading up to June 30, 1995, the Italian lire and US dollar decreased in value relative to the Belgian franc by 13 and 12 percent, respectively, and the Mexican peso reduced in value by more than 100 percent relative to the US dollar. The largest portion of these exchange losses occurred at Bontex S.A., the Belgium subsidiary. A significant portion of the Belgium subsidiary's sales are denominated in US dollars and Italian lire, and consequently, subject to the risk of foreign exchange rate fluctuations.

      Management has implemented a revised Risk Management Program (RMP) as a coordinated approach to managing the Company's exposure to foreign currency exchange rate fluctuations. The overall policy of the RMP is to match currency denominations of assets with liabilities, in a manner intended to reduce the Company's foreign currency exposure. Additionally, Bontex S.A. has utilized forward exchange contracts and other approved hedging instruments to manage currency risks. Since the full implementation of the revised RMP, the effects of exchange volatility have been ameliorated. Management cannot predict the likelihood of such developments occurring again in the future. All transactions denominated in foreign currencies are not hedged (i.e., Mexican peso, Canadian dollar, etc.) since the volume of such transactions is limited and therefore the cost to hedge is considered prohibitive. These international markets are regarded as excellent opportunities for future growth and profits, and management will continue to monitor the situation and evaluate various alternatives to manage exposure to such risks.

      The Company also manages interest rate risk to protect the Company's margins and financial position from future rate increases by participating in interest rate swaps. The interest rate swap arrangements provide for the payment of interest based on fixed rates of interest rather than variable rates. The Company seeks to mitigate the possible impact of interest rate fluctuations on its short-term variable rate debt.

      At June 30, 1995 and 1994, the total notional amount of the Company's foreign currency exchange contracts totaled $5.0 million and $4.0 million, respectively. At June 30, 1996, the Company did not have any such foreign currency exchange contracts. The total notional amount of the Company's interest rate swap contracts totaled $2.9 million and $2.8 million at June 30, 1996 and 1995, respectively. The notional amount of these contracts does not represent the direct credit exposure. Rather, credit exposure may be defined as the market value of the contract and the ability of the counter-party to perform its payment obligations under the agreement. The Company's interest rate swap agreements require the Company to pay a fixed rate. Therefore, this risk is reduced in a declining interest rate environment as the Company is generally in a payable position, and this risk is increased in rising interest rate environment as the Company is generally in a receivable position. The Company seeks to control the credit risk of its interest rate swap agreements and other financial instruments through credit exposure limits and monitoring procedures. The Company may be exposed to a credit loss in the event of nonperformance by the other party to an interest rate swap agreement. All interest rate swaps and foreign exchange contracts are with established banks, and the Company does not anticipate such nonperformance.

TRADEMARKS
- ----------
      Georgia Bonded Fibers utilizes trademarks on nearly all of its products, and believes having such distinctive trademarks which are readily identifiable is an important factor in creating and maintaining a market for its goods and services. This further serves to identify the Company and distinguish its goods from goods of others. The Company considers its BONTEX trademark and other trademarks to be among its most valuable assets, and has registered these trademarks in over 70 countries. Georgia Bonded Fibers continues to vigorously protect its trademarks against infringement. The Company's operations are not dependent to any significant extent upon any single or related group of patents, licenses or concessions.

PRODUCTION AND SALES
- --------------------
      Refer to Note 3 of Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders wherein information is provided regarding foreign and domestic operations and export sales for the last three fiscal years. Such information is incorporated herein by reference, pursuant to General Instruction G(2).

      Historically, Bontex has had a significant global presence, and one of its major strategic objectives is to continue to expand this presence. The Company's sales are diversified among a large customer base, as well as numerous geographic regions. The Company has one of the largest customer bases in the industries we serve. The Company offers a wide range of elastomeric products for use in a variety of applications. However, the majority of the Company's sales are to the footwear industry. The Company intends to continue its strategy of developing and broadening non-footwear sales.

      Credit terms offered by the Company to meet competition have been longer than terms normally available to the Company from its vendors. Some seasonality exists in that the second half of each fiscal year is usually more productive and consequently more profitable than the first half. This seasonality is largely because of customers' buying cycles with scheduled vacations, shutdowns, and holidays, which normally occur during the first half of each fiscal year. Substantially all sales to Asia are negotiation of letters of credit and sight drafts, and are covered by foreign credit insurance. A leading athletic footwear company, who specified BONTEX to sourcing contractors globally, accounted for approximately 9.2 percent of the Company's consolidated sales during fiscal 1996 (14.6% and 13.7% in 1995 and 1994, respectively).

      Foreign operations, principally in Belgium and Italy, constitute a significant portion of the Company's business. Production of BONTEX fiberboard products is allocated between the United States and Belgium manufacturing facilities based on such factors as availability of capacity, production efficiencies, logistical considerations, and foreign currency exchange rates. The Company is currently operating moderately near full capacity. During the past three fiscal years, approximately 40 percent of total production was manufactured in the United States. The backlog of firm orders in the United States at the end of the fiscal year was about five weeks production or approximately $1.8 million in sales. The current backlog at Bontex USA is approximately four weeks. In Europe, the backlog at the end of the fiscal year was four weeks production or approximately $2.0 million in sales. The present backlog at Bontex S.A. is four weeks. The Company expects all the orders in the backlog will be manufactured and shipped during the next fiscal year.

      The Company sells most of its products directly to customers through its own sales force and commissioned sales representatives throughout the United States. The Company also sells products through distributors, and other intermediaries who may convert and resell these products to others. Bontex USA mainly services North and South America, as well as certain Asian
markets.   Over the past three years, Bontex USA's export sales to markets outside of the United States have increased from 43% to over 51%. This primarily reflects the decline of the domestic market and increased emphasis on overseas markets. Bontex USA maintains leased bonded warehouses in St. Louis, Missouri; Leon, Mexico; Cambridge, Ontario, Canada; and Montreal, Quebec, Canada. The Company established Bontex de Mexico, S.A. de C.V., as a marketing distribution company in Leon, Mexico to directly facilitate sales in Mexico. Currently, sales in Mexico are not significant and have not grown as planned due to the 1994 devaluation of the peso. Bontex continues to view the Mexican market with guarded optimism for future growth.

      Bontex S.A. markets its products through distributors and sales representatives in most countries in Europe, Central and Eastern Europe, Africa, the Middle East, as well as certain Asian markets. The Company's wholly-owned subsidiary, Bontex Italia s.r.l., services the Italian market directly, and through localized converters and commissioned representatives.

      The Company maintains six Bontex liaison offices in select Asian markets, a network of sales representatives in various countries where BONTEX is marketed, as well as leased bonded warehouses in Korea, Taiwan, and the Peoples Republic of China. For certain of its foreign markets, the Company uses individual distributors. One distributor represents approximately 13.5 percent of the Company's net consolidated sales, and the Company believes that it is well positioned to replace any of these distributors without materially impacting the Company's marketing or financial operations. The Bontex liaison office in Australia continues to perform well through the coordination of Asian operations covering, among others, Japan, Korea, Taiwan, Hong Kong, Philippines, Indonesia, New Zealand, Australia, Singapore and Malaysia. The Company is in the process of establishing a sales subsidiary in Hong Kong, to replace a distributor for Hong Kong and the PRC New Territories.

STATUS OF PROPOSED PROJECT
- --------------------------
      On July 27, 1994, the Company's Board of Directors authorized management to investigate the establishment of a manufacturing facility in Malaysia. The Company's plans to establish a manufacturing facility in Asia remains an important priority. Bontex Sdn Bhd was incorporated during fiscal 1996, and is being considered not only as a way of enabling the Company to strengthen its presence in Asia, but also to expand its global manufacturing network. The project was delayed so that management could focus on immediate issues and return the Company to profitability. Construction and completion of the proposed project are subject to a number of significant conditions, including the profitability of the Company, final approval by the Company's Board of Directors, procurement of capital, and Malaysian regulatory approvals. Management projects that the proposed costs for Bontex Sdn Bhd is estimated to be in the order of magnitude of $10 million. At the time of this filing, management cannot provide a more definitive schedule or projected financial information for the proposed project with confidence and accuracy, since such timing and projections may vary significantly based on ultimate circumstances.

MATERIALS AND SUPPLIES
- ----------------------
      The Company purchases a broad range of raw materials sourced throughout the world in connection with manufacturing activities. More than one supplier is available for all major raw materials. Bontex S.A. appears to have available and receives adequate quantities of water for processing. The manufacturing facility in the United States has an adequate supply of processing water from wells and river sources.

      The Company attempts to minimize the effects of cyclical changes in raw material costs through purchase contracts, forward purchasing, and the application of technologies to improve process efficiencies. Principal cost factors include the cost of raw materials, specifically pulp and latex, two primary raw materials for the Company's products. The price of pulp and latex increased by approximately 100 percent and 56 percent, respectively, during the eighteen months leading up to December 31, 1995. Management has implemented various measures in an attempt to manage the situation, including raising selling prices, capital enhancements to improve production efficiencies and several cost control measures through better utilization of existing resources. Management intends to continue to prudently apply technology to manufacture high quality products while attempting to reduce costs in all areas of operations in an effort to maintain competitive selling prices. There can be no assurance, however, that increased raw material prices will not continue to have an adverse effect on the Company's operations or competitive position in the future.

      Bontex USA maintains a limited private fleet of tractors and trailers for long haul delivery of its products to customers throughout the United States and Canada and to east coast ports for export shipments, in addition to back-hauling of certain raw materials to reduce operating costs. The Company also participates in numerous equipment interchange agreements for containers with steamship lines to facilitate exports.

REGULATORY AND ENVIRONMENTAL MATTERS
- ------------------------------------
      As with all related manufacturers, the Company is subject to regulations by various federal, state, foreign and local agencies concerning compliance with environmental control statutes. These regulations impose limitations on the discharge of effluent and emissions into the environment, and establish standards for solid and hazardous waste disposal, treatment, and storage, as well as require the Company to obtain and operate in compliance with the conditions of environmental permit. The Company believes that it is in substantial compliance with such existing domestic and foreign environmental statutes and regulations. Failure to comply with applicable environmental control standards could result in interruption of operations or could require additional expenditures at these facilities.

      The Company has made and intends to continue to make capital investments, operating expenditures, and production adjustments in connection with compliance to environmental laws and regulations. Since the Company is essentially comprised of two fiberboard plants, water quality discharge remains a primary environmental concern. A private water quality consulting firm has completed an extensive analysis and plans for compliance at both plants have been implemented.

      On July 22, 1994, the Company entered into a Special Consent Order with the Virginia Department of Environmental Quality (DEQ) committing the Company to construct a waste water treatment facility to address certain effluent limitations in its Virginia Pollution Discharge Elimination Permit. Construction of the USA waste treatment facility was completed during fiscal

1996 at an aggregate cost of almost $2.0 million. The waste water treatment plant appears to be operating within compliance of applicable environmental requirements.

      The Belgium government has imposed new regulations requiring a formal water treatment plant to be installed at Bontex S.A. The first phase of the waste water treatment facility in Belgium is under construction and is anticipated to be completed in 1997 at an estimated cost of $1.5 million.

      The facility in the USA is also impacted by regulations concerning air emissions relating to the operation of certain coating and converting equipment. The Company has entered into a Consent Order with DEQ to which the Company has committed to take appropriate corrective action with respect to air quality emissions and to achieve compliance by September 30, 1997. An air quality consultant has completed an extensive analysis to characterize and verify mill wide air emissions. The Company is developing and implementing certain air emission controls. The cost of the air control technologies based on current information is expected to be approximately $250,000.

      Estimates of the costs of future environmental compliance may differ from projected costs due to, among other things, continued emergence of new environmental laws and regulations and improving efficiencies in environmental control or process technology developments. At the present time, based on preliminary estimates, the Company anticipates that consolidated capital expenditures for environmental compliance in fiscal 1997 will aggregate approximately $2.0 million; however, this estimate could change due to ultimate circumstances.

ITEM 2.     PROPERTIES

      For information about interest and security interests held by banks in the Company's properties, see Note 4 of Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report to Stockholders. Such information is incorporated herein by reference, pursuant to General Instruction G(2).

      The properties of the Company consist primarily of wholly-owned plant and equipment to manufacture and distribute the Company's products. In Newark, New Jersey, the Company owns an office building and warehouse. Corporate headquarters and sales office are maintained at the Newark building, and the warehouse is used for the distribution of the Company's products in the northeastern region of the United States. The Newark facility is located in an area where the potential of being acquired as part of a revitalization development project has increased. At the time of this filing, the Registrant is unable to determine the ultimate impact, if any, of this situation on the Company's operations.

      The Company's manufacturing and converting facility in Buena Vista, Virginia continues to be modernized, upgraded, and expanded. In Stembert, Belgium, the subsidiary's plant is one of the most modern in the world for producing BONTEX type products, and the Company continues to invest in new equipment to maintain its level of efficiency. Bontex Italia s.r.l. operates from a modern distribution facility with new converting equipment. During fiscal 1996, the Company spent approximately $1,600,000, $400,000 and $54,000 to refurbish, upgrade and install equipment at Bontex USA, Bontex S.A., and Bontex Italia s.r.l., respectively.

      The total cost of capital expenditures, including the capital expenditures planned for environmental regulations at both Bontex USA and Bontex S.A. as discussed in the previous section regarding regulations, is estimated not to exceed $2.5 million for fiscal year 1997. The Company believes that cash generated from operations and current credit facilities will be sufficient to meet these capital requirements.

      The Company continues to manage the utilization of its assets in order to meet global growth objectives, marketplace forces, productivity and technology changes, while at the same time, attempting to ensure that these assets are generating economic value for the shareholder. The Company considers all its properties well maintained, in good operating condition, and adequate for present and future requirements.

RECENT PRONOUNCEMENT
- --------------------
      In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is effective for transactions occurring after December 31, 1996 and shall be applied prospectively. Based on management's review, the adoption of SFAS No. 125 is not expected to have a material impact, if any, on the Company's financial position and results of operations.

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

Executives of the Registrant:

      Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 1996.

      The names, ages and positions of the executives of the Company as of September 19, 1996 are listed below with their business experience with the Company for the past five years. Executive officers are appointed annually by the Board of Directors at the annual meeting of stockholders. There is no agreement or understanding between any executive and any other pursuant to which the executive was selected. Mr. James C. Kostelni is the brother-in-law to Mrs. Patricia S. Tischio. Mr. Jeffrey C. Kostelni and Mr. Charles W.
J. Kostelni are the sons of Mr. James C. Kostelni.

      Previous and present duties and responsibilities:

                                            Position and Business
Name and Age                                Experience for Past Five Years
- ------------                                ------------------------------

James C. Kostelni, 61                       Chairman of the Board, President,
                                            and Chief Executive Officer of the
                                            Company (since 1994), President and
                                            Chief Operating Officer (since
                                            1971).  Mr. Kostelni has a Bachelor
                                            of Science Degree in Business
                                            Administration

Jeffrey C. Kostelni, 30                     Chief Financial Officer and
                                            Treasurer (since 1994); General
                                            Sales Manager of Bontex S.A., a
                                            subsidiary of the Company (since
                                            1995) and Assistant Controller
                                            (1993-1994) of the Company; prior
                                            thereto, Senior Auditor, Deloitte
                                            & Touche, Washington, D.C.  Mr.
                                            Kostelni has a Bachelor of Science
                                            Degree in Accountancy and is a
                                            Certified Public Accountant.

Charles W. J. Kostelni, 32                  Corporate Controller (since 1996);
                                            prior thereto Assistant Controller
                                            (since 1994); prior thereto,
                                            Assistant Vice President, Union
                                            Bank of Switzerland, New York and
                                            Associate Investment Banker, Chase
                                            Manhattan Bank, New York.  Mr.
                                            Kostelni has a Bachelor of Science
                                            Degree in Accountancy and is a
                                            Certified Public Accountant.

David A. Dugan, 49                          Controller (since 1988) and
                                            Corporate Secretary (since 1993) of
                                            the Company; prior thereto,
                                            Assistant Corporate Secretary of
                                            the Company (1991-93).  Mr. Dugan
                                            has a Masters in Business
                                            Administration and is a Certified
                                            Public Accountant.

Patricia S. Tischio, 57                     Assistant Corporate Secretary
                                            (since 1994) and Corporate Office
                                            Manager (since 1989) of the
                                            Company.  Mrs. Tischio has a
                                            Bachelor of Arts Degree in English.

Larry E. Morris, 50                         Technical Director (since 1983) and
                                            Sales Director (since 1993); prior
                                            thereto, Manufacturing Director of
                                            the Company (1983-1993).  Mr.
                                            Morris has a Bachelor of Science
                                            Degree in Chemical Engineering.

Michael J. Breton, 56                       Corporate Director of International
                                            Operations of the Company (since
                                            1993), and General Manager of
                                            Bontex S.A., a Subsidiary of the
                                            Company (since 1987); prior
                                            thereto, Director of European
                                            Operations (1987-1993).  Mr. Breton
                                            has a Bachelor of Science Degree in
                                            Paper Technology.


                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The information set forth under the caption "Common Stock and Dividend Data" on page 5 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference, pursuant to General Instruction G(2).


ITEM 6.     SELECTED FINANCIAL DATA

      "Summary of Selected Five Year Data" on page 5 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference, pursuant to General Instruction G(2).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 6 through 10 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Registrant and the independent auditors' report included on pages 11 through 25 of the 1996 Annual Report to Stockholders, are herein incorporated by reference, pursuant to General Instruction G(2):

      1. Consolidated Statements of Income (Loss) for the Years Ended June 30, 1996, 1995 and 1994

      2. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1996, 1995, and 1994

      3.    Consolidated Balance Sheets as of June 30, 1996 and 1995

      4. Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995, and 1994

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


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVES OF THE REGISTRANT

      For information with respect to the executives of the Registrant, see "Executives of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Registrant, see "Election of Directors" at pages 4 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held November 7, 1996, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Compliance" at page 14 of the Proxy Statement for the Annual Meeting of Stockholders to be held November 7, 1996, is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.    EXECUTIVE COMPENSATION

      The information set forth under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Stock Performance" at pages 7 through 14 of the Proxy Statement for the Annual Meeting of Stockholders to be held November 7, 1996, is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information pertaining to stockholders beneficially owning more than five percent of the Registrant's common stock and the security ownership of management, which is set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" on pages 2 through 3 of the Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 1996, is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Related Transactions" on page 13 of the Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 1996 is incorporated herein by reference.

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

            2. Financial statement schedules and the location in this Form 10-K are as follows:

            SCHEDULE
            NUMBER             DESCRIPTION                                PAGE

            (a)          Independent Auditors' Report
                         on Financial Statement
                         Schedule as of June 30, 1996,
                         1995 and 1994 and for the
                         years then ended                                   17

            (d) II       Valuation and Qualifying Accounts                  18


            All other schedules are omitted, as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.


            3.     Exhibits to this Form 10-K are as follows:

      EXHIBIT
      NUMBER       DESCRIPTION

      3 (i) Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit No. 3(i) of Form 10-K for the fiscal year ended June 30, 1994)

      3 (ii) Bylaws of the Company, as amended (incorporated herein by reference to Exhibit No. 3(ii) of Form 10-K for the fiscal year ended June 30, 1994)

      10 (i) *Executive Compensation Agreement dated June 29, 1989, between Georgia Bonded Fibers, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit 10.1 of Form 10-Q for quarter ended September 30, 1993)

      10 (ii) *Life Insurance Agreement between Georgia Bonded Fibers, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit 10.4 of Form 10-Q for quarter ended December 31, 1993)

      10 (iii) *Bontex S.A. Pension Plan (incorporated herein by reference to Exhibit No. 10(iv) of Form 10-K for the fiscal year ended June 30, 1994)

      10 (iv) *Georgia Bonded Fibers, Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit No. 10(v) of Form 10-K for the fiscal year ended June 30, 1994)

      10 (v) *Supplemental Executive Compensation Agreement dated May 26, 1994, between Georgia Bonded Fibers, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit No. 10(vi) of Form 10-K for the fiscal year ended June 30,
                   1994)

      10 (vi) Special Consent Order between the Company and the State Water Control Board dated July 22, 1994 (incorporated herein by reference to Exhibit No. 10(vii) of Form 10-K for the fiscal year ended June 30, 1994)

      10 (vii) Consent Order between the Company and the Commonwealth of Virginia, Department of Environmental Quality dated May 20, 1996.

      10 (viii)    *Georgia Bonded Fibers, Inc. 1995-1996 Senior Management
                   Incentive Plan

      13 1996 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

      21           Subsidiaries of the Company

      27           Financial Data Schedule
- ----------------

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by undersigned, hereunto duly authorized on this 24th day of September, 1996.

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

                                                        Date

/s/James C. Kostelni                              September 24, 1996
- --------------------------------                  ------------------
James C. Kostelni
Chairman of the Board, President
Chief Executive Officer
Director


/s/Jeffrey C. Kostelni                            September 24, 1996
- --------------------------------                  ------------------
Jeffrey C. Kostelni
Treasurer
Chief Financial Officer
Director


/s/David A. Dugan                                 September 24, 1996
- --------------------------------                  ------------------
David A. Dugan
Controller and Corporate Secretary


/s/Michael J. Breton                              September 24, 1996
- --------------------------------                  ------------------
Michael J. Breton
Corporate Director of International
Operations and General Manager, Bontex
S.A.
Director


/s/Larry E. Morris                                September 24, 1996
- --------------------------------                  ------------------
Larry E. Morris
Technical Director and Director of
Marketing/Sales
Director

/s/Patricia S. Tischio                            September 24, 1996
- --------------------------------                  ------------------
Patricia S. Tischio
Assistant Corporate Secretary
Director


/s/William J. Binnie                              September 24, 1996
- --------------------------------                  ------------------
William J. Binnie
Director


/s/William B. D'Surney                            September 24, 1996
- --------------------------------                  ------------------
William B. D'Surney
Director


/s/Frank Mayorshi                                 September 24, 1996
- --------------------------------                  ------------------
Frank Mayorshi
Director


/s/Joseph F.Raffetto                              September 24, 1996
- --------------------------------                  ------------------
Joseph F. Raffetto
Director


/s/Robert J. Weeks                                September 24, 1996
- --------------------------------                  ------------------
Robert J. Weeks
Director

INDEPENDENT AUDITORS' REPORT
- ----------------------------


The Board of Directors and Stockholders
of Georgia Bonded Fibers, Inc.:

Under date of August 9, 1996, we reported on the consolidated balance sheets of Georgia Bonded Fibers, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as set fourth under Item 14(a)2 on page 12 of the accompanying annual report on Form 10-K for the year 1996. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                          s/KPMG Peat Marwick LLP



Roanoke, Virginia
August 9, 1996

                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  GEORGIA BONDED FIBERS, INC., AND SUBSIDIARIES


                                   Balance at   Charges to    Charged to               Balance at
                                   Beginning    Costs and       Other                     End of
Description                        of Period    Expenses      Accounts*    Deductions**   Period
- -----------                        ----------   -----------   ----------   ------------   ------
YEAR ENDED JUNE 30, 1996
Reserves and allowances
deducted from asset accounts:
Allowances for doubtful accounts    $156,000      $66,000     ($6,000)        $82,000    $134,000

YEAR ENDED JUNE 30, 1995
Reserves and allowances
deducted from asset accounts:
Allowances for doubtful accounts    $183,000      $42,000     $12,000         $81,000    $156,000

YEAR ENDED JUNE 30, 1994
Reserves and allowances
deducted from asset accounts:
Allowances for doubtful accounts    $175,000      $34,000      $4,000         $30,000    $183,000



*Foreign currency translation gain (loss)
**Uncollectable accounts written off, net of recoveries

                                  Exhibit Index
                                  -------------


      3 (i) Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit No. 3(i) of Form 10-K for the fiscal year ended June 30, 1994)

      3 (ii) Bylaws of the Company, as amended (incorporated herein by reference to Exhibit No. 3(ii) of Form 10-K for the fiscal year ended June 30, 1994)

      10 (i) *Executive Compensation Agreement dated June 29, 1989, between Georgia Bonded Fibers, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit 10.1 of Form 10-Q for quarter ended September 30, 1993)

      10 (ii) *Life Insurance Agreement between Georgia Bonded Fibers, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit 10.4 of Form 10-Q for quarter ended December 31, 1993)

      10 (iii) *Bontex S.A. Pension Plan (incorporated herein by reference to Exhibit No. 10(iv) of Form 10-K for the fiscal year ended June 30, 1994)

      10 (iv) *Georgia Bonded Fibers, Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit No. 10(v) of Form 10-K for the fiscal year ended June 30, 1994)

      10 (v) *Supplemental Executive Compensation Agreement dated May 26, 1994, between Georgia Bonded Fibers, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit No. 10(vi) of Form 10-K for the fiscal year ended June 30,
                   1994)

      10 (vi) Special Consent Order between the Company and the State Water Control Board dated July 22, 1994 (incorporated herein by reference to Exhibit No. 10(vii) of Form 10-K for the fiscal year ended June 30, 1994)

      10 (vii) Consent Order between the Company and the Commonwealth of Virginia Department of Environmental Quality dated May 20, 1996.

      10 (viii)    *Georgia Bonded Fibers, Inc. 1995-1996 Senior Management
                   Incentive Plan

      13 1996 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

      21           Subsidiaries of the Company

      27           Financial Data Schedule
- ---------------
      * Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).