Form 10-K/A
period 1996-06-30
GEORGIA BONDED FIBERS INC
filed 1996-10-09
CIK 41052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K/A

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

RESEARCH AND DEVELOPMENT
------------------------
      The Company's research efforts are directed primarily toward developing new products, processing techniques, and improving product performance, often in close association with customers.

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

MATERIALS AND SUPPLIES
----------------------
      The Company purchases a broad range of raw materials sourced throughout the world in connection with manufacturing activities. More than one supplier is available for all major raw materials. Bontex S.A. appears to have available and receives adequate quantities of water for processing. The manufacturing facility in the United States has an adequate supply of processing water from wells and river sources.

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

REGULATORY AND ENVIRONMENTAL MATTERS
------------------------------------
      As with all related manufacturers, the Company is subject to regulations by various federal, state, foreign and local agencies concerning compliance with environmental control statutes. These regulations impose limitations on the discharge of effluent and emissions into the environment, and establish standards for solid and hazardous waste disposal, treatment, and storage, as well as require the Company to obtain and operate in compliance with the conditions of environmental permit. The Company believes that it is in substantial compliance with such existing domestic and foreign environmental statutes and regulations. Failure to comply with applicable environmental control standards could result in interruption of operations or could require additional expenditures at these facilities.

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

RECENT PRONOUNCEMENT
--------------------
      In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is effective for transactions occurring after December 31, 1996 and shall be applied prospectively. Based on management's review, the adoption of SFAS No. 125 is not expected to have a material impact, if any, on the Company's financial position and results of operations.

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

      Previous and present duties and responsibilities:

                                            Position and Business
Name and Age                                Experience for Past Five Years
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

      27           Financial Data Schedule
----------------

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

                                                        Date

/s/James C. Kostelni                              September 24, 1996
--------------------------------                  ------------------
James C. Kostelni
Chairman of the Board, President
Chief Executive Officer
Director


/s/Jeffrey C. Kostelni                            September 24, 1996
--------------------------------                  ------------------
Jeffrey C. Kostelni
Treasurer
Chief Financial Officer
Director


/s/David A. Dugan                                 September 24, 1996
--------------------------------                  ------------------
David A. Dugan
Controller and Corporate Secretary


/s/Michael J. Breton                              September 24, 1996
--------------------------------                  ------------------
Michael J. Breton
Corporate Director of International
Operations and General Manager, Bontex
S.A.
Director


/s/Larry E. Morris                                September 24, 1996
--------------------------------                  ------------------
Larry E. Morris
Technical Director and Director of
Marketing/Sales
Director

/s/Patricia S. Tischio                            September 24, 1996
--------------------------------                  ------------------
Patricia S. Tischio
Assistant Corporate Secretary
Director


/s/William J. Binnie                              September 24, 1996
--------------------------------                  ------------------
William J. Binnie
Director


/s/William B. D'Surney                            September 24, 1996
--------------------------------                  ------------------
William B. D'Surney
Director


/s/Frank Mayorshi                                 September 24, 1996
--------------------------------                  ------------------
Frank Mayorshi
Director


/s/Joseph F.Raffetto                              September 24, 1996
--------------------------------                  ------------------
Joseph F. Raffetto
Director


/s/Robert J. Weeks                                September 24, 1996
--------------------------------                  ------------------
Robert J. Weeks
Director

INDEPENDENT AUDITORS' REPORT
----------------------------


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



Roanoke, Virginia
August 9, 1996

                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  GEORGIA BONDED FIBERS, INC., AND SUBSIDIARIES


                                   Balance at   Charges to    Charged to               Balance at
                                   Beginning    Costs and       Other                     End of
Description                        of Period    Expenses      Accounts*    Deductions**   Period
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

      27           Financial Data Schedule
---------------
      * Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).