Form 10-Q
period 1996-09-30
GEORGIA BONDED FIBERS INC
filed 1996-11-14
CIK 41052

FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                               QUARTERLY REPORT
       UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                   For the Quarter Ended September 30, 1996
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


           Class                          Outstanding at November 7, 1996
Common Stock - $.10 par value                         1,572,824

                          GEORGIA BONDED FIBERS, INC.
                                   FORM 10-Q
                FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX



PART I.  FINANCIAL INFORMATION                                      Page No.

      Item 1.  Financial Statements

      CONDENSED CONSOLIDATED BALANCE SHEETS
      September 30, 1996 and 1995, June 30, 1996. . . . . . . . . . . . . 3

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED
            EARNINGS
      First Quarter Ended September 30, 1996 and 1995 . . . . . . . . . . 4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      First Quarter Ended September 30, 1996 and 1995 . . . . . . . . . . 5

      CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . .6,7

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . .8,9


PART II. OTHER INFORMATION

      Item 4.     Submission of Matters to Vote of Security Holders . . . 10

      Item 5.     Other Information . . . . . . . . . . . . . . . . . . . 10

      Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . 10

                                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                GEORGIA BONDED FIBERS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in Thousands)

                                                            September 30,       June 30,
                                                             (unaudited)
                                                         1996          1995        1996
ASSETS
Current assets:
   Cash and cash equivalents                          $   1,079      $ 1,313     $   715
   Trade accounts receivable, less allowance
      for doubtful accounts of $233 ($147 at
      September '95, $134 at June 96)                    11,482       11,813      14,078
   Other receivables                                        845          379         527
   Inventories                                            5,432        7,708       5,495
   Deferred income taxes                                    539          449         676
   Income taxes refundable                                    -          243          14
   Other current assets                                     315          281         116
                                                        -------      -------     -------
   TOTAL CURRENT ASSETS                                  19,692       22,186      21,621
                                                        -------      -------     -------

Property, plant and equipment:
   Land                                                     298          273         298
   Buildings and building improvements                    4,797        4,342       4,785
   Machinery, furniture and equipment                    15,869       14,145      15,755
   Construction in progress                                 937        2,089         782
                                                        -------      -------     -------
                                                         21,901       20,849      21,620
   Less accumulated depreciation and amortization        11,414       10,721      11,165
                                                        -------      -------     -------
      Net property, plant and equipment                  10,487       10,128      10,455
                                                        -------      -------     -------

   Deferred income taxes                                    442          601         442
   Other assets, at cost less applicable
      amortization                                          424          643         663
                                                        -------      -------     -------
         TOTAL ASSETS                                  $ 31,045     $ 33,558    $ 33,181
                                                        =======      =======     =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                               $  8,380     $  9,008   $   9,416
   Accounts payable                                       6,649        7,659       8,047
   Accrued expenses                                       2,270        2,576       2,345
   Income taxes payable                                     243            -         169
   Capital lease obligations due currently                    -           25           -
   Long-term debt due currently                             552        2,049         566
                                                        -------      -------     -------
      TOTAL CURRENT LIABILITIES                          18,094       21,317      20,543

   Long-term debt                                         2,488        1,223       2,330
   Other long-term liabilities                                -          110           -
                                                        -------      -------     -------
      TOTAL LIABILITIES                                  20,582       22,650      22,873
                                                        -------      -------     -------

Stockholders' equity:
   Common stock of $.10 par value. Authorized
      3,000,000 shares; issued 1,572,824 shares             157          157         157
   Additional capital                                     1,551        1,551       1,551
   Retained earnings                                      7,770        8,022       7,611
   Foreign currency translation adjustment                  985        1,178         989
                                                        -------      -------     -------
      TOTAL STOCKHOLDERS' EQUITY                         10,463       10,908      10,308
                                                        -------      -------     -------
         TOTAL LIABILITIES & STOCKHOLDER'S EQUITY      $ 31,045     $ 33,558    $ 33,181
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
                                                 (Unaudited)

                                                              First Quarter Ended
                                                                 September 30,
                                                               1996        1995
Net Sales                                                    $10,885     $ 9,905
Cost of Sales                                                  7,694       8,177
                                                             --------    --------
         Gross Profit                                          3,191       1,728

Selling, General and Administrative Expenses                   2,649       2,437
                                                             --------    --------
         Operating Income (Loss)                                 542        (709)
                                                             --------    --------

Other (Income) Expense:

   Interest expense                                              324         295
   Interest income                                                (3)        (18)
   Foreign currency exchange (gain) loss                         (58)       (635)
   Other, net                                                     16           4
                                                             --------    --------
         Total Other                                             279        (354)
                                                             --------    --------

Income (Loss) Before Income Taxes                                263        (355)
Provision for Income Taxes                                       104        (164)
                                                             --------    --------

Net income (loss)                                                159        (191)

Retained earnings, beginning of period                         7,611       8,213
                                                             --------    --------

Retained earnings, end of period                             $ 7,770     $ 8,022
                                                             ========    ========

Income (Loss) per share                                      $   .10      $ (.12)
                                                             ========    ========

See accompanying notes to condensed consolidated financial statements.

                                        GEORGIA BONDED FIBERS, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollars In Thousands)
                                                 (Unaudited)
                                                                          First Quarter Ended
                                                                             September 30,
                                                                           1996         1995
Cash Flows from Operating Activities:
   Cash received from customers                                          $13,218      $10,788
   Cash paid to suppliers and employees                                  (11,383)     (10,522)
   Interest received                                                          22           61
   Interest paid                                                            (413)        (338)
   Income taxes paid, net of refunds                                          49           38
                                                                         --------     --------
      Net cash provided by operating activities                            1,493           27
                                                                         --------     --------

Cash Flows from Investing  Activities:
   Acquisition of property, plant and equipment                             (314)        (608)
									 --------     --------
      Net cash used in investing activities                                 (314)        (608)
                                                                         --------     --------

Cash Flows from Financing Activities:
   Decrease in short-term borrowings, net                                 (1,054)      (2,347)
   Long-term debt incurred                                                 1,795            -
   Principal payments on long-term debt and capital lease obligations     (1,651)        (260)
                                                                         --------     --------
      Net cash used in financing activities                                 (910)      (2,607)
                                                                         --------     --------

Effect of Exchange Rate Changes on Cash                                       95          122
                                                                         --------     --------
Net Increase (Decrease) in Cash and Cash Equivalents                         364       (3,066)
Cash and Cash Equivalents at Beginning of Year                               715        4,379
                                                                         --------     --------
Cash and Cash Equivalents at End of Year                                 $ 1,079      $ 1,313
                                                                         ========     ========

Reconciliation of Net Income (Loss) to Net Cash Provided by
   Operating Activities:
   Net income (loss)                                                     $   159      $  (191)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                       292          255
         Provision for bad debts                                             103          (10)
         Deferred income taxes                                                69         (259)
         Change in assets and liabilities:
            Decrease in trade accounts and other receivables               2,393        3,113
            (Increase) decrease in inventories                                51            2
            Increase in other assets                                        (164)         (74)
            Decrease in accounts payable and accrued expenses             (1,493)      (2,335)
            Increase (decrease) in income taxes                               83         (404)
            Increase (decrease) in other liabilities                           -          (70)
                                                                         --------     --------
            Net cash provided by operating activities                    $ 1,493      $    27
                                                                         ========     ========

See accompanying notes to consolidated financial statements.

                          GEORGIA BONDED FIBERS, INC.
        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SEPTEMBER 30, 1996 AND 1995 AND JUNE 30, 1996
                                  (Unaudited)



1. The accompanying unaudited condensed consolidated financial statements have been prepared by Georgia Bonded Fibers, Inc. and its subsidiaries("Bontex" or the "Company") in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown, have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

2. The condensed consolidated balance sheets include the following related to European subsidiaries:

                                      September 30,      June 30,
                                     1996       1995       1996
                                       (Dollars in Thousands)
      Current assets              $ 13,809   $ 15,687   $ 14,905
      Total assets                  19,052     21,721     20,412
      Current liabilities           14,437     16,422     15,991
      Total liabilities             15,645     17,645     17,090
      Stockholders' equity           3,407      4,076      3,249

The condensed consolidated statements of income include the following related to European subsidiaries:



                                  First Quarter Ended
                                      September 30,
                                     1996       1995
                                 (Dollars in Thousands)

      Net Sales                    $ 6,352    $ 6,084

      Net income                        85         45

                          GEORGIA BONDED FIBERS, INC.
        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SEPTEMBER 30, 1996 AND 1995 AND JUNE 30, 1996
                                  (Unaudited)


3. The last in, first out (LIFO) method of inventory pricing is used by the United States company. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first-out
      (FIFO) and weighted average bases. Inventories are summarized as follows:

                                      September 30,      June 30,
                                     1996       1995       1996
                                       (Dollars in Thousands)

      Finished goods               $ 3,696    $ 3,750    $ 3,731
      Raw Materials                  1,695      4,148      1,791
      Supplies                         630        590        603
                                   -------    -------    -------
            Inventories at FIFO      6,021      8,488      6,125
      LIFO reserves                    589        780        630
                                   -------    -------    -------
                                   $ 5,432    $ 7,708    $ 5,495
                                   =======    =======    =======


4. Per share calculations are based on shares outstanding of 1,572,824 shares for all periods.

                          GEORGIA BONDED FIBERS, INC.
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1996
                                  (Unaudited)

RESULTS OF OPERATIONS

Except for historical data set forth herein, the following discussion contains certain forward-looking information. The Company's actual results may differ significantly from the projected results. Factors that could cause or contribute to such differences include, but are not limited to, level of sales to key customers, actions by competitors, and fluctuations in the price of primary raw materials and foreign currency exchange rates.

The results of operations for the first quarter of fiscal 1997 reflect continued improvement and profitability. During the first quarter, the Company generated a consolidated operating profit of $542,000, and net income of $159,000 or $.10 per share. Consolidated net sales increased almost
$1.0 million or 9.9 percent to $10.9 million for the first quarter ended September 30, 1996.

The higher consolidated sales reflect both increased volume and higher average selling prices. The fluctuation in foreign currency exchange rates resulted in a $200,000 translation decrease in net sales.

Bontex has generated approximately $2.0 million in operating profits and net income of $427,000 or $.27 per share over the past nine months. Seasonality exists in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customer's scheduled vacations, shutdowns, holidays and purchasing cycles. Over the past fifteen years, the Company has generated net income during the first quarter only four other times, the most recent being in 1992. These improved operating results are mainly due to lower raw material costs, the impact of various cost control measures and higher sales volume and prices.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the first quarter of fiscal 1997 improved significantly over the same quarter last year from 17.5 percent to 29.3 percent. These positive operating conditions are expected to continue during fiscal 1997.

The overall decline in operating margins during the last quarter of fiscal 1995 and first half of fiscal 1996 is mainly attributed to the increase in raw material costs. Selling price increases implemented in fiscal 1996, coupled with various cost control measures and the decline in certain raw material costs, restored the Company's operating margins, as noted during the last six months of fiscal 1996, and the first quarter of fiscal 1997.

The cost of certain raw materials, especially pulp, have moderated since December 1996. These decreases have translated positively to the bottom line. However, we have noted slight increases at July 1, and October 1, 1996 in pulp prices. Additionally, the Company's operating margins remain under pressure from continued increasing environmental control costs.

Selling General & Administrative (SG&A) expenses as a percent of net sales decreased slightly from 24.6 percent to 24.3 percent, as compared to the corresponding prior year. The decreased SG&A percentage is mainly due to sales increasing at a higher rate than costs, as well as the impact of various cost control measures.

The prior year first quarter includes a higher than normal exchange gain, because during the first quarter last year, the Company recovered a large portion of the foreign exchange losses incurred during fiscal 1995. Future exchange gains or losses are not expected to be material due to the implementation of the revised risk management program.


FINANCIAL CONDITION

The consolidated financial condition of the Company remains positive. Consolidated equity increased from June 30, 1996 and totaled $10.5 million at the end of September 1996. Financial ratios at September 30, 1996 generally improved from June 30, 1996 because of the improved operating results. Working capital increased by $520,000 to $1.6 million, because of increased long-term debt and improved operating results. The fluctuation in foreign currency exchange rates did not result in a material translation increase or decrease in total assets as compared to the prior year.

The increase in cash mainly reflects the Company's financing and hedging position at European Operations.

Trade Accounts Receivables decreased by $2.6 million to $11.5 million, and is mainly because of the collection of higher sales from the fourth quarter of fiscal 1996.

Inventories at June 30, and September 30, 1996 remain stable at $5.5 million.

The $281,000 increase in property, plant and equipment is largely due to additions relating to the wastewater treatment project at the Company's Belgian manufacturing facility.

Accounts Payable, accrued expenses and short-term borrowings decreased $2.3 million, which primarily corresponds to a reduction in accounts receivable, and positive operating results. The increase in long-term debt is mainly due to the refinancing of the term loan at Bontex USA during the first quarter. Management believes that existing credit facilities will be sufficient to meet future operating and capital requirements.

                          PART II.  OTHER INFORMATION

                          GEORGIA BONDED FIBERS, INC.
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996




Item 4.     Submission of Matters to Vote of Security Holders

            None


Item 5.     Other Information

            At the Annual Shareholders Meeting on November 7, 1996, the shareholders of Bontex approved a proposal to change the state of incorporation of the Company to Virginia and to effect amended and restated Articles of Incorporation. The reorganization will be effective upon receipt of approval from the Virginia State Corporation Commission and will not result in any change in the business, management, net worth, assets or liabilities of the Company. The shareholders also reelected Messrs. William J. Binnie, Michael J. Breton and Frank Mayorshi to serve three-year terms on the Board of Directors, as well as the appointment of external auditors, KPMG Peat Marwick.

            At the Annual Meeting held immediately following the Shareholder's Meeting, the Company's Board of Directors reelected officers, reappointed Board committees and approved a resolution to consider adoption of a shareholder's rights plan at a later date. Bontex has also adopted a new logo reflecting the recent changes and the Company's emphasis on our strategic plan to be the global leader in our industry.

Item 6.     Exhibits and Reports on Form 8-K

(a.)        Exhibits:

            27 - Financial Data Schedule - page 11

(b.)        No reports on Form 8-K have been filed during the first quarter.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GEORGIA BONDED FIBERS, INC.
                                                (Registrant)

   11-13-96                               /s/James C. Kostelni
----------------                          ------------------------------
   (Date)                                    James C. Kostelni
                                             Chairman of the Board
                                             and President

   11-13-96                               /s/David A. Dugan
----------------                          ------------------------------
   (Date)                                    David A. Dugan
                                             Controller and
                                             Corporate Secretary