Form 10-Q
period 1996-12-31
BONTEX INC
filed 1997-02-13
CIK 41052

FORM 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                              QUARTERLY REPORT
      UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                   For the Quarter Ended December 31, 1996
                         Commission File No. 0-5200



                                BONTEX, INC.
           (Exact name of registrant as specified in its charter)


                  VIRGINIA                      54-0571303
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)


   ONE BONTEX DRIVE, BUENA VISTA, VIRGINIA      24416-0751
   (Address of principal executive offices)     (Zip Code)



                Registrant's telephone number:  540-261-2181

Georgia Bonded Fibers, Inc., 15 Nuttman Street, Newark, New Jersey 07013-3508
-----------------------------------------------------------------------------
       (Former name or former address, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES ( X )   NO  (   )

Indicate the description and number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                          Outstanding at February 12, 1997
Common Stock - $.10 par value                         1,572,824

Preferred Stock - no par value                           None

                                 BONTEX, INC.
                                   FORM 10-Q
                FOR THE SECOND QUARTER ENDED DECEMBER 31, 1996


                                     INDEX



PART I.     FINANCIAL INFORMATION                                     Page No.

      Item 1.     Financial Statements

      CONDENSED CONSOLIDATED BALANCE SHEETS
      December 31, 1996 and 1995, June 30,1996. . . . . . . . . . . . . . . .3

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS
      Second Quarter Ended December 31, 1996 and 1995 . . . . . . . . . . . .4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      Second Quarter Ended December 31, 1996 and 1995 . . . . . . . . . . . .5

      CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . . 6, 7

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations . . . . . . . . . . . . . . . 8-10


PART II.    OTHER INFORMATION

      Item 4.     Submission of Matters to Vote of Security Holders . . . . 11

      Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . 11

      Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 11

                                      PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

                                       BONTEX, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Dollars in Thousands)

                                                          December 31,         June 30,
                                                          (unaudited)
ASSETS                                                  1996        1995        1996
Current assets:
      Cash and cash equivalents                       $  1,621    $  1,678    $    715
      Trade accounts receivable, less allowance
        for doubtful accounts of $233 ($147 at
        December '95, $134 at June '96)                 11,367      11,648      14,078
      Other receivables                                    713         425         527
      Inventories                                        5,760       7,891       5,495
      Deferred income taxes                                480         450         676
      Income taxes refundable                                4         413          14
      Other current assets                                 378         407         116
                                                      --------    --------    --------
      TOTAL CURRENT ASSETS                              20,323      22,912      21,621
                                                      ========    ========    ========

Property, plant and equipment:
      Land                                                 297         287         298
      Buildings and building improvements                4,761       4,349       4,785
      Machinery, furniture and equipment                15,825      14,197      15,755
      Construction in progress                           1,348       2,391         782
                                                      --------    --------    --------
                                                        22,231      21,224      21,620
      Less accumulated depreciation and amortization    11,622      10,941      11,165
                                                      --------    --------    --------
        Net property, plant and equipment               10,609      10,283      10,455
                                                      --------    --------    --------

      Deferred income taxes                                442         877         442
      Other assets, at cost less applicable
        amortization                                       405         456         663
                                                      --------    --------    --------
          TOTAL ASSETS                                $ 31,779    $ 34,528    $ 33,181
                                                      ========    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                           $  8,736    $ 10,513    $  9,416
      Accounts payable                                   7,046       8,012       8,047
      Accrued expenses                                   2,048       2,550       2,345
      Income taxes payable                                 174           -         169
      Deferred income taxes                                170           -           -
      Long-term debt due currently                         517       2,058         566
                                                      --------    --------    --------
      TOTAL CURRENT LIABILITIES                         18,691      23,133      20,543

      Long-term debt                                     2,387      1,196        2,330
      Other long-term liabilities                            -          73           -
                                                      --------    --------    --------
      TOTAL LIABILITIES                                 21,078      24,402      22,873
                                                      --------    --------    --------
Stockholders' equity:
      Common stock of $.10 par value. Authorized
        10,000,000 shares; issued 1,572,824 shares         157         157         157
      Preferred stock of no par value. Authorized
        10,000,000 shares; issued no shares                  -           -           -
      Additional capital                                 1,551       1,551       1,551
      Retained earnings                                  8,072       7,270       7,611
      Foreign currency translation adjustment              921       1,148         989
                                                      --------    --------    --------
        TOTAL STOCKHOLDERS' EQUITY                      10,701      10,126      10,308
                                                      --------    --------    --------
          TOTAL LIABILITIES & STOCKHOLDER'S EQUITY    $ 31,779    $ 34,528    $ 33,181
                                                      ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

                                               BONTEX, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                           AND RETAINED EARNINGS
                            (Dollars in Thousands Except for per Share Amounts)
                                                (Unaudited)

                                                 Six Months Ended         Quarter Ended
                                                   December 31,            December 31,
                                                 1996        1995        1996        1995
Net Sales                                      $ 22,718    $ 21,272    $ 11,833    $ 11,367
Cost of Sales                                    15,741      17,630       8,047       9,453
                                               --------    --------    --------    --------

         Gross Profit                             6,977       3,642       3,786       1,914

Selling, General and Administrative Expenses      5,597       5,196       2,948       2,759
                                               --------    --------    --------    --------

         Operating Income (Loss)                  1,380      (1,554)        838        (845)
                                               --------    --------    --------    --------
Other (Income) Expense:

      Interest expense                              641         626         317         331
      Interest income                                (1)        (27)          2          (9)
      Foreign currency exchange (gain) loss         (38)       (594)         20          41
      Other, net                                     15         (61)         (1)        (65)
                                               --------    --------    --------    --------
         Total Other                                617         (56)        338         298
                                               --------    --------    --------    --------

Income (Loss) Before Income Taxes                   763      (1,498)        500      (1,143)
Provision for Income Taxes                          302        (555)        198        (391)
                                               --------    --------    --------    --------

Net income (loss)                                   461        (943)        302        (752)

Retained earnings, beginning of period            7,611       8,213       7,770       8,022
                                               --------    --------    --------    --------

Retained earnings, end of period               $  8,072    $  7,270    $  8,072    $  7,270
                                               ========    ========    ========    ========

Income (Loss) per share                        $    .29    $   (.60)   $    .19    $   (.48)
                                               ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

                                               BONTEX, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars In Thousands)
                                                (unaudited)
                                                                             Six Months Ended
                                                                               September 30,
                                                                             1996        1995
Cash Flows from Operating Activities:
    Cash received from customers                                           $ 25,215    $ 26,899
    Cash paid to suppliers and employees                                    (22,254)    (26,483)
    Interest received                                                            42          75
    Interest paid                                                              (721)       (676)
    Income taxes paid, net of refunds                                            13        (136)
                                                                           --------    --------
       Net cash provided by (used in) operating activities                    2,295        (321)
                                                                           --------    --------

Cash Flows from Investing Activities:
    Acquisition of property, plant and equipment                               (818)     (1,096)
    Other assets, net                                                             -         107
                                                                           --------    --------
       Net cash used in investing activities                                   (818)       (989)
                                                                           --------    --------

Cash Flows from Financing Activities:
    Decrease in short-term borrowings, net                                     (588)       (880)
    Long-term debt incurred                                                   1,793           -
    Principal payments on long-term debt and capital lease obligations       (1,761)       (302)
                                                                           --------    --------
       Net cash used in financing activities                                   (556)     (1,182)
                                                                           --------    --------

Effect of Exchange Rate Changes on Cash                                         (15)       (209)
                                                                           --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents                            906      (2,701)
Cash and Cash Equivalents at Beginning of Year                                  715       4,379
                                                                           --------    --------
Cash and Cash Equivalents at End of Year                                   $  1,621    $  1,678
                                                                           ========    ========

Reconciliation of Net Income (Loss) to Net Cash Provided by
    Operating Activities:
       Net income (loss)                                                   $    461    $   (943)
       Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
             Depreciation and amortization                                      607         518
             Provision for bad debts                                             84           6
             Deferred income taxes                                               37        (538)
             Change in assets and liabilities:
                Decrease in trade accounts and other receivables              2,631       3,529
                Increase in inventories                                        (232)       (218)
                Increase in other assets                                        (12)       (148)
                Decrease in accounts payable and accrued expenses            (1,265)     (1,937)
                Decrease in income taxes                                        (16)       (295)
                Decrease in other liabilities                                     -        (295)
                                                                           --------    --------
                Net cash provided by (used in) operating activities        $  2,295    $   (321)
                                                                           ========    ========

See accompanying notes to consolidated financial statements.

                                BONTEX, INC.
       CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996 AND 1995 AND JUNE 30, 1996
                                 (Unaudited)



1. The accompanying unaudited condensed consolidated financial statements have been prepared by Bontex, Inc. and its subsidiaries(the "Company") in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown, have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

2. The condensed consolidated balance sheets include the following related to European subsidiaries:

<CAPTION
                                      December 31,        June 30,
                                    1996        1995        1996
                                       (Dollars in Thousands)
      Current assets              $ 13,999    $ 16,923    $ 14,905
      Total assets                  19,381      22,027      20,412
      Current liabilities           14,742      18,229      15,991
      Total liabilities             15,929      19,425      17,090
      Stockholders' equity           3,452       3,602       3,249

      The condensed consolidated statements of income include the following related to European subsidiaries:

                              Six Months Ended         Quarter Ended
                                December 31,            December 31,
                              1996        1995        1996        1995
                                       (Dollars in Thousands)
      Net Sales             $13,441     $13,428     $ 7,089     $ 7,344

      Net income (loss)         197        (403)        112        (448)

                                BONTEX, INC.
       CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996 AND 1995 AND JUNE 30, 1996
                                 (Unaudited)


3. The last in, first out (LIFO) method of inventory pricing is used by the United States company. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first-out
      (FIFO) and weighted average bases. Inventories are summarized as follows:

                                      December 31,        June 30,
                                    1996        1995        1996
                                       (Dollars in Thousands)

      Finished goods               $ 3,662     $ 3,363     $ 3,731
      Raw Materials                  1,906       4,654       1,791
      Supplies                         630         623         603
                                   -------     -------     -------
         Inventories at FIFO         6,198       8,640       6,125
      LIFO reserves                    438         749         630
                                   -------     -------     -------
                                   $ 5,760     $ 7,891     $ 5,495
                                   =======     =======     =======


4. Per share calculations are based on shares outstanding of 1,572,824 common shares for all periods.

                                BONTEX, INC.
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
           FOR THE SIX MONTHS AND QUARTER ENDED DECEMBER 31, 1996
                                 (Unaudited)


On January 2, 1997, the Company completed a reorganization plan which changed, among several items, the Company's name to Bontex, Inc.(formerly Georgia Bonded Fibers, Inc.). For further information see REORGANIZATION below.


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

The results of operations for the second quarter of fiscal 1997 reflect continued improvement and profitability. During the second quarter, the Company generated a consolidated operating profit of $838,000, and net income of $302,000 or $.19 per share, as compared to the operating loss of $845,000 and net loss of $752,000 last year. For the six months ending December 31, 1996, the Company generated an operating profit of $1.38 million and net income of $461,000 or $.29 per share, an improvement of $2.9 million and $1.4 million, respectively, as compared to the prior year. Consolidated net sales increased almost $1.5 million or 6.8 percent to $22.7 million for the six months ended December 31, 1996.

The higher consolidated sales reflect both increased volume and higher average selling prices. The fluctuation in foreign currency exchange rates resulted in a $296,000 translation decrease in net sales.

Seasonality exists in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customer's scheduled vacations, shutdowns, holidays and purchasing cycles.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the first six months of fiscal 1997 improved significantly over the same quarter last year from 17.1 percent to 30.7 percent. These positive operating conditions are expected to continue during fiscal 1997.

The overall decline in operating margins during the last quarter of fiscal 1995 and first half of fiscal 1996 is mainly attributed to the increase in raw material costs. Selling price increases implemented in fiscal 1996, coupled with various cost control measures and the moderation of certain raw material costs, helped restore the Company's operating margins, as noted during the last six months of fiscal 1996, and the first half of fiscal 1997. However, the Company's operating margins remain under pressure from continued increasing environmental control costs and we have noted slight increases at July 1, and October 1, 1996 in pulp prices.

Selling General & Administrative (SG&A) expenses as a percent of net sales increased slightly from 24.4 percent to 24.6 percent, as compared to the corresponding prior year. The increase in SG&A percentage is mainly due to management increasing certain marketing expenses.

The prior year first six months includes a higher than normal exchange gain, because during the first quarter last year, the Company recovered a large portion of the foreign exchange losses incurred during fiscal 1995. Future exchange gains or losses currently are not expected to be material due to the implementation of the revised risk management program.


FINANCIAL CONDITION

The consolidated financial condition of the Company remains positive. Consolidated equity increased from June 30, 1996 and totaled $10.7 million at the end of December 1996. Financial ratios at December 31, 1996 generally improved from June 30, 1996 because of the improved operating results. Working capital increased to $1.6 million from $1.1 million, because of a decrease in short-term borrowings, accounts payable, accrued expenses and improved operating results. The fluctuation in foreign currency exchange rates resulted in a translation decrease of $1.2 million in total assets as compared to the prior year.

The increase in cash mainly reflects the Company's financing and hedging position at European Operations.

Trade Accounts Receivables decreased by $2.7 million to $11.4 million, mainly because of the collection of higher sales from the fourth quarter of fiscal 1996.

Inventories at December 31, 1996 increased $265,000 to $5.8 million, as compared to June 30, 1996, mainly due to the forward purchasing of certain raw materials to defer price increases.

The $611,000 increase in property, plant and equipment is largely due to additions relating to the wastewater treatment project at the Company's Belgian manufacturing facility and production process improvements at Bontex USA.

The decrease in deferred income taxes mainly reflects the utilization of net operating losses to offset taxable income. The decrease in income taxes refundable is because the Company received the refund for losses carried-back to offset income taxes previously paid. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management believes that it is more likely than not that the Company will realize these deferred tax assets.

Accounts Payable, accrued expenses and short-term borrowings decreased $2.0 million, which primarily corresponds to a reduction in accounts receivable, and positive operating results. Management believes that existing credit facilities will be sufficient to meet future operating and capital requirements.

REORGANIZATION

On January 2, 1997, the Company received the final State regulatory approvals of its proposal, which was adopted by the Company's stockholders at the Annual Meeting of Stockholders held on November 7, 1996, to change the state of incorporation of the Company to Virginia and effect Amended and Restated Articles of Incorporation (the "Reorganization").

As a result of the Reorganization, the Company is now a Virginia corporation, with its principal place of business at One Bontex Drive, Buena Vista, Virginia 24416-0751, and the name of the Company has been changed to "Bontex, Inc." The Company's common stock continues to be traded on the Nasdaq-NMS under the symbol "BOTX." The Reorganization did not result in any change in the business, management, assets, liabilities, or net worth of the Company. For further information, refer to Report on Form 8-K, Reorganization of Georgia Bonded Fibers, Inc., filed January 30, 1997, and Proxy Statement for meeting of Shareholders held on November 7, 1996.


ENVIRONMENTAL

As with all manufacturers, the Company is subject to regulation by various regulatory agencies concerning compliance with environmental control statutes. The facility in USA is impacted by regulations concerning air emissions and has entered into a consent order with the Virginia Department of Environmental Quality, pursuant to which the Company has committed to take appropriate action with respect to air quality emissions. This consent order has been amended requiring the Company to achieve compliance by December 31, 1997 rather than by September 30, 1997. The cost of air control technologies based on current information is expected to be approximately $250,000. The waste water treatment facility in Belgium is under construction and is anticipated to be completed in 1997 at an estimated cost of $1.5 million.

                         PART II.  OTHER INFORMATION

                                BONTEX, INC.
                                  FORM 10-Q
                   FOR THE QUARTER ENDED DECEMBER 31, 1996


Item 4.     Submission of Matters to Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on November 7, 1996. The matters voted upon at the Meeting were as follows:

(i) The election of William J. Binnie, Michael J. Breton and Frank B. Mayorshi as Class C directors, to serve until the 1999 Annual Meeting;

(ii) The appointment of KPMG Peat Marwick LLP as independent auditors of the Company for fiscal year 1997; and

(iii) Reorganization to change the state of incorporation of Georgia Bonded Fibers, Inc. to Virginia and to effect amended and restated Articles of Incorporation of the Company by approving a Plan and Agreement of Merger dated as of August 19, 1996, and the related Articles of Merger, providing for the merger of the Company into a Virginia corporation, which is a wholly owned subsidiary of the Company.

All nominees for director named above were elected, the appointment of KPMG Peat Marwick and the reorganization were approved.


Election of Officers

                                                         AUTHORITY
                                       FOR                WITHHELD
                                    ---------             --------
William J. Binnie                   1,487,732               8,336

Michael J. Breton                   1,487,732               8,336

Frank B. Mayorshi                   1,487,732               8,336

                                             FOR         AGAINST    ABSTAIN
                                          ---------      -------    -------
Appointment of KPMG Peat Marwick LLP      1,494,746        1,284        38

Reorganization of the Company             1,361,829      129,256     4,983

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

(a.)        Exhibits:

            3(iii) Articles of Incorporation of the Company, as amended, effective January 2, 1997.

            10(iv) Amended Consent Order between the Company and the Commonwealth of Virginia, Department of Environmental Quality dated January 10, 1997.

            27 - Financial Data Schedule.

(b.)        Report on Form 8-K:

            None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     BONTEX, INC.
                                                     (Registrant)

        2-13-97                                  /s/James C. Kostelni
      -----------                                --------------------
        (Date)                                      James C. Kostelni
                                                 Chairman of the Board
                                                     and President

        2-13-97                                  /s/David A. Dugan
      -----------                                --------------------
        (Date)                                      David A. Dugan
                                                    Controller and
                                                 Corporate Secretary

                                Exhibit Index


3(iii) Articles of Incorporation of the Company, as amended, effective January 2, 1997.

10(iv) Amended Consent Order between the Company and the Commonwealth of Virginia, Department of Environmental Quality dated January 10, 1997.

27          Financial Data Schedule.