Form 10-Q
period 1997-03-31
BONTEX INC
filed 1997-05-15
CIK 41052

FORM 10-Q
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                  QUARTERLY REPORT
          UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        For the Quarter Ended March 31, 1997
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

Georgia Bonded Fibers, Inc., 15 Nuttman Street, Newark, New Jersey 07013-3508
       (former name or former address, if changed since last report)


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


            Class                                Outstanding at May 8, 1997
Common Stock - $.10 par value                              1,572,824

Preferred Stock - no par value                                None

                                     BONTEX, INC.
                                       FORM 10-Q
                      FOR THE SECOND QUARTER ENDED MARCH 31, 1997


                                         INDEX



PART I.      FINANCIAL INFORMATION                                    Page No.

    Item 1.  Financial Statements

    CONDENSED CONSOLIDATED BALANCE SHEETS
    March 31, 1997 and 1996, June 30,1996 . . . . . . . . . . . . . . . . . . 3

    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS
    Third Quarter Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . 4

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    Third Quarter Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . 5

    CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . . .  6, 7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . . . . . . . . . .8-10


PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .11

    Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . .11

    Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .11

    Item 4.  Submission of Matters to Vote of Security Holders. . . . . . . .11

    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .11

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .11

                                            PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                             BONTEX, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Dollars in Thousands)

                                                         March 31,           June 30,
                                                        (unaudited)
                                                    1997          1996         1996
ASSETS
Current assets:
  Cash and cash equivalents                       $  1,096     $    286     $    715
  Trade accounts receivable, less allowance
    for doubtful accounts of $244 ($138 at
    March '96, $134 at June '96)                    11,610       13,289       14,078
  Other receivables                                    741          631          527
  Inventories                                        5,801        6,937        5,495
  Deferred income taxes                                320          450          676
  Income taxes refundable                                5          357           14
  Other current assets                                 419          309          116
                                                   -------      -------      -------
      TOTAL CURRENT ASSETS                          19,992       22,259       21,621
                                                   -------      -------      -------
Property, plant and equipment:
  Land                                                 284          293          298
  Buildings and building improvements                4,571        4,297        4,785
  Machinery, furniture and equipment                15,540       14,211       15,755
  Construction in progress                           1,838        2,676          782
                                                   -------      -------      -------
                                                    22,233       21,477       21,620
  Less accumulated depreciation and amortization    11,506       11,056       11,165
                                                   -------      -------      -------
      Net property, plant and equipment             10,727       10,421       10,455
                                                   -------      -------      -------
  Deferred income taxes                                232          846          442
  Other assets, at cost less applicable
    amortization                                       341          455          663
                                                   -------      -------      -------
      TOTAL ASSETS                                $ 31,292     $ 33,981     $ 33,181
                                                   =======      =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                           $  7,543     $  9,241     $  9,416
  Accounts payable                                   6,967        8,755        8,047
  Accrued expenses                                   2,436        2,748        2,345
  Income taxes payable                                 154            -          169
  Deferred income taxes                                  -            -            -
  Long-term debt due currently                         588          589          566
                                                   -------      -------      -------
      TOTAL CURRENT LIABILITIES                     17,688       21,333       20,543


  Long-term debt                                     2,813        2,444        2,330
  Other long-term liabilities                            -           35            -
                                                   -------      -------      -------
      TOTAL LIABILITIES                             20,501       23,812       22,873
                                                   -------      -------      -------
Stockholders' equity:
  Common stock of $.10 par value. Authorized
    10,000,000 shares; issued 1,572,824 shares         157          157          157
  Preferred stock of no par value. Authorized
    10,000,000 shares; issued no shares                  -            -            -
  Additional capital                                 1,551        1,551        1,551
  Retained earnings                                  8,474        7,382        7,611
  Foreign currency translation adjustment              609        1,079          989
                                                   -------      -------      -------
      TOTAL STOCKHOLDERS' EQUITY                    10,791       10,169       10,308
                                                   -------      -------      -------
      TOTAL LIABILITIES & STOCKHOLDER'S EQUITY    $ 31,292     $ 33,981     $ 33,181
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

                                                     BONTEX, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                                 AND RETAINED EARNINGS
                                  (Dollars in Thousands Except for per Share Amounts)
                                                      (Unaudited)

                                                    Nine Months Ended           Quarter Ended
                                                         March 31,                 March 31,
                                                    1997         1996          1997         1996

Net Sales                                          $35,815      $34,389      $13,097      $13,117
Cost of Sales                                       24,497       27,248        8,756        9,618
                                                   -------      -------      -------      -------
    Gross Profit                                    11,318        7,141        4,341        3,499

Selling, General and Administrative Expenses         8,957        8,091        3,360        2,895
                                                   -------      -------      -------      -------
    Operating Income (Loss)                          2,361         (950)         981          604
                                                   -------      -------      -------      -------
Other (Income) Expense:

  Interest expense                                     922          919          281          293
  Interest income                                       (2)         (31)          (1)          (4)
  Foreign currency exchange (gain) loss                 (5)        (569)          33           25
  Other, net                                             7          (70)          (8)          (9)
                                                   -------      -------      -------      -------
    Total Other                                        922          249          305          305
                                                   -------      -------      -------      -------
Income (Loss) Before Income Taxes                    1,439       (1,199)         676          299
Provision for Income Taxes                             576         (368)         274          187
                                                   -------      -------      -------      -------
Net income (loss)                                      863         (831)         402          112

Retained earnings, beginning of period               7,611        8,213        8,072        7,270
                                                   -------      -------      -------      -------
Retained earnings, end of period                   $ 8,474      $ 7,382      $ 8,474      $ 7,382
                                                   =======      =======      =======      =======
Income (Loss) per share                            $   .55      $  (.53)     $   .26      $   .07
                                                   =======      =======      =======      =======

See accompanying notes to condensed consolidated financial statements.

                                                     BONTEX, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Dollars In Thousands)
                                                      (unaudited)
                                                                       Nine Months Ended
                                                                            March 31,
                                                                        1997         1996
Cash Flows from Operating Activities:
  Cash received from customers                                        $ 38,081     $ 38,660
  Cash paid to suppliers and employees                                 (34,924)     (37,499)
  Interest received                                                         62          106
  Interest paid                                                         (1,026)      (1,014)
  Income taxes paid, net of refunds                                       (106)        (248)
                                                                       -------      -------
      Net cash provided by operating activities                          2,087            5
                                                                       -------      -------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                          (1,651)      (1,529)
  Other assets, net                                                          -           (8)
                                                                       -------      -------
      Net cash used in investing activities                             (1,651)      (1,537)
                                                                       -------      -------
Cash Flows from Financing Activities:
  Decrease in short-term borrowings, net                                  (594)      (2,062)
  Long-term debt incurred                                                2,551            -
  Principal payments on long-term debt and capital lease obligations    (1,867)        (488)
                                                                       -------      -------
      Net cash provided by (used in) financing activities                   90       (2,550)
                                                                       -------      -------
Effect of Exchange Rate Changes on Cash                                   (145)         (11)
                                                                       -------      -------
Net Increase (Decrease) in Cash and Cash Equivalents                       381       (4,093)
Cash and Cash Equivalents at Beginning of Year                             715        4,379
                                                                       -------      -------
Cash and Cash Equivalents at End of Period                            $  1,096     $    286
                                                                       =======      =======
Reconciliation of Net Income (Loss) to Net Cash Provided by
  Operating Activities:
  Net income (loss)                                                   $    863     $   (831)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                          911          796
    Provision for bad debts                                                177           10
    Deferred income taxes                                                  529         (532)
    Change in assets and liabilities:
      Decrease in trade accounts and other receivables                   1,258         1,325
      (Increase) decrease in inventories                                  (908)         557
      Increase in other assets                                            (310)         (75)
      Decrease in accounts payable and accrued expenses                   (451)        (865)
      Increase (decrease) in income taxes                                   10         (239)
      Increase (decrease) in other liabilities                               8         (141)
                                                                       -------      -------
      Net cash provided by operating activities                       $  2,087     $      5
                                                                       =======      =======

See accompanying notes to consolidated financial statements.

                                    BONTEX, INC.
           CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND 1996 AND JUNE 30, 1996
                                     (Unaudited)



1. The accompanying unaudited condensed consolidated financial statements have been prepared by Bontex, Inc. and its subsidiaries (the "Company") in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown, have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

2. The condensed consolidated balance sheets include the following related to European subsidiaries:

                                            March 31,            June 30,
                                        1997         1996          1996
                                           (Dollars in Thousands)
             Current assets           $ 13,311     $ 15,088     $ 14,905
             Total assets               18,755       21,102       20,412
             Current liabilities        13,157       16,458       15,991
             Total liabilities          14,850       17,594       17,090
             Stockholders' equity        3,905        3,508        3,249

             The condensed consolidated statements of income include the following related to European subsidiaries:

                                   Nine Months Ended           Quarter Ended
                                        March 31,                 March 31,
                                   1997         1996         1997          1996
                                             (Dollars in Thousands)

             Net Sales           $21,026      $21,792      $ 7,585        $8,364

             Net income (loss)       565         (419)         368          (16)

                                    BONTEX, INC.
           CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND 1996 AND JUNE 30, 1996
                                     (Unaudited)


3. The last in, first out (LIFO) method of inventory pricing is used by the United States company. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first-out
       (FIFO) and weighted average bases. Inventories are summarized as follows:

                                            March 31,            June 30,
                                        1997         1996          1996
                                           (Dollars in Thousands)
             Finished goods            $ 3,341      $ 3,792      $ 3,731
             Raw Materials               2,204        3,218        1,791
             Supplies                      635          575          603
                                        ------       ------       ------
               Inventories at FIFO       6,180        7,585        6,125
             LIFO reserves                 379          648          630
                                        ------       ------       ------
                                       $ 5,801      $ 6,937      $ 5,495
                                        ======       ======       ======

4. Per share calculations are based on shares outstanding of 1,572,824 common shares for all periods.

                                    BONTEX, INC.
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS AND QUARTER ENDED MARCH 31, 1997
                                     (Unaudited)


On January 2, 1997, the Company completed a reorganization plan which changed, among several items, the Company's name to Bontex, Inc. (formerly Georgia Bonded Fibers, Inc.). For further information see REORGANIZATION below.


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

The results of operations for the third quarter of fiscal 1997 reflect continued improvement and profitability. During the third quarter, the Company generated a consolidated operating profit of $981,000, and net income of $402,000 or $.26 per share, as compared to the operating profit of $604,000 and net income of $112,000 or $.07 per share last year. For the nine months ending March 31, 1997, the Company generated an operating profit of $2.4 million and net income of $863,000 or $.55 per share, an improvement of $1.7 million and $461,000, respectively, as compared to the prior year. Consolidated net sales increased $1.4 million or 4.1 percent to $35.8 million for the nine months ended March 31, 1997.

The higher consolidated sales reflect both increased volume and higher average selling prices. The fluctuation in foreign currency exchange rates resulted in a $100,000 translation decrease in net sales.

Seasonality exists in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customer's scheduled vacations, shutdowns, holidays and purchasing cycles.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the first nine months of fiscal 1997 improved significantly over the same period last year from 20.8 percent to 31.6 percent. These positive operating conditions are expected to continue during the remainder of fiscal 1997.

The overall decline in operating margins during the last quarter of fiscal 1995 and first half of fiscal 1996 is mainly attributed to the increase in raw material costs. Selling price increases implemented in fiscal 1996, coupled with various cost control measures and the moderation of certain raw material costs, helped restore the Company's operating margins, as noted during the last six months of fiscal 1996, and the first three quarters of fiscal 1997. However, the Company's operating margins remain under pressure from continued increasing environmental control costs and we have noted slight increases in domestic pulp prices.

Selling, General & Administrative (SG&A) expenses as a percent of net sales increased from 23.5 percent to 25.0 percent, as compared to the corresponding prior year. The increase in SG&A percentage is mainly due to management increasing certain marketing expenses.

The prior year first nine months includes a higher than normal exchange gain, because during the first quarter last year, the Company recovered a large portion of the foreign exchange losses incurred during fiscal 1995. Future exchange gains or losses are not expected to be material due to the implementation of the revised risk management program.


FINANCIAL CONDITION

The consolidated financial condition of the Company continues to improve as a result of positive operating results due to, among other things, management's continued efforts to control costs and increase sales. Consolidated equity increased from June 30, 1996 and totaled $10.8 million at the end of March 1997. The increase in consolidated equity was partially offset by a translation decrease in equity of $380,000, resulting from an increase in the value of the US dollar relative to the Belgian franc and Italian lire. Financial ratios at March 31, 1997 generally improved from June 30, 1996 because of the improved operating results. Working capital increased to $2.3 million from $1.1 million, because of a decrease in short-term borrowings, accounts payable, accrued expenses and improved operating results. The fluctuation in foreign currency exchange rates resulted in a translation decrease of $2.1 million in total assets as compared to the prior year.

The increase in cash mainly reflects the Company's financing and hedging position at European Operations, as well as intercompany payments in-transit.

Trade Accounts Receivables decreased by $2.5 million to $11.6 million, mainly because of the collection of higher sales from the fourth quarter of fiscal 1996 and improved aging.

Inventories at March 31, 1997 increased $306,000 to $5.8 million, as compared to June 30, 1996, mainly due to the forward purchasing of certain raw materials to defer price increases.

The $613,000 increase in property, plant and equipment is largely due to additions relating to the wastewater treatment project at the Company's Belgian manufacturing facility and production process improvements at Bontex USA.

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

Accounts Payable, accrued expenses and short-term borrowings decreased $2.9 million, which primarily corresponds to a reduction in accounts receivable, and positive operating results. Management believes that existing credit facilities will be sufficient to meet anticipated operating and capital requirements.

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

                             PART II.  OTHER INFORMATION

                                    BONTEX, INC.
                                      FORM 10-Q
                        FOR THE QUARTER ENDED MARCH 31, 1997



Item 1.      Legal Proceedings

             None.

Item 2.      Changes in Securities

             None.

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to Vote of Security Holders

             None.


Item 5.      Other Information

             None.


Item 6.      Exhibits and Reports on Form 8-K

(a.)         Exhibits:

             10(i) Executive Compensation Agreement dated January 22, 1997, between Bontex, Inc. and James C. Kostelni.

             27     Financial Data Schedule

(b.)         Reports on Form 8-K:

             Reorganization of Georgia Bonded Fibers, Inc., filed January 30, 1997.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          BONTEX, INC.
                                                          (Registrant)

         5-8-97                                       /s/James C. Kostelni
       -----------                                    --------------------
         (Date)                                          James C. Kostelni
                                                      Chairman of the Board
                                                          and President

         5-8-97                                       /s/David A. Dugan
       -----------                                    --------------------
         (Date)                                          David A. Dugan
                                                         Controller and
                                                      Corporate Secretary

                                    Exhibit Index


10(i) Executive Compensation Agreement dated January 22, 1997, between Bontex, Inc. and James C. Kostelni.

27           Financial Data Schedule