Form 10-K
period 1997-06-30
BONTEX INC
filed 1997-09-29
CIK 41052

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                                          Commission File
ended June 30, 1997                                          Number 0-5200

                                BONTEX, INC.
            Exact name of Registrant as specified in its charter

                  VIRGINIA                            54-0571303
          State of Incorporation                   IRS Employer No.

             ONE BONTEX DRIVE, BUENA VISTA, VIRGINIA  24416-1500
              Address of principal executive offices   Zip code

                Registrant's telephone number  (540) 261-2181

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                                                      Title of Class
                                             $.10 par value common stock

Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months with the Commission, and (2) has been subject to the filing requirements for at least the past 90 days:
                        ( x ) Yes   (  ) No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K           (  )

Aggregated market value of the voting stock held by non-affiliates of the
Registrant:  $3,484,309 at August 29, 1997

On August 29, 1997, the Registrant had 1,572,824 shares of $.10 par value common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Registrant's Annual Report to Stockholders are incorporated by reference into Parts I and II hereof.

(2) Portions of the Registrant's Proxy Statement dated September 18, 1997 issued in connection with the annual meeting of shareholders to be held October 14, 1997 are incorporated by reference into Part III hereof.

                              TABLE OF CONTENTS


                                   PART I

ITEM                                                                    PAGE

1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 10
4.    Submission of Matters to a Vote of Security Holders . . . . . . . . 10


                                   PART II


5.    Market for the Registrant's Common Equity and Related
      Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . 12
6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . 12
7.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations . . . . . . . . . . . . . . . . 12
8.    Financial Statements and Supplementary Data . . . . . . . . . . . . 12
9.    Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure . . . . . . . . . . . . . . . . 13


                                  PART  III


10.   Directors and Executive Officers of the Registrant. . . . . . . . . 13
11.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 13
12.   Security Ownership of Certain Beneficial Owners and
      Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
13.   Certain Relationships and Related Transactions. . . . . . . . . . . 13


                                   PART IV


14.   Exhibits, Financial Statement Schedules and Reports
      on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                                   PART I

ITEM 1.     BUSINESS

      On January 2, 1997, the Company completed a reorganization plan which changed, among several items, its name to Bontex, Inc. from Georgia Bonded Fibers, Inc. For further information see General Business below.

      Except for the historical data set forth herein, the following discussion contains forward-looking information. The Company's actual results may differ materially from these projected results because of inherent limitations with such model characteristics and assumptions. Factors that could cause or contribute to such differences include, but are not limited to, level of sales to key customers, actions of competitors, fluctuations in the prices of primary raw materials and foreign currency exchange rates.

GENERAL BUSINESS
----------------

      Bontex, Inc. (all references hereinafter to the "Registrant," "Company" or "Bontex" refer collectively to Bontex, Inc. and its wholly-owned subsidiaries unless otherwise indicated by context) was incorporated in June 1946 under the laws of the State of New Jersey. The Company originally began as a leather processing operation, and today, Bontex is a leading worldwide manufacturer and distributor of uncoated and coated elastomeric wet web impregnated fiberboard products. The Company's products are generally described by the trademark BONTEX, and are marketed to various industries, including footwear, headwear, luggage, leathergoods, allied, belt backing, gasketing, furniture, electronic integrated component packaging, and automotive industries. Bontex is a market leader in many of the areas in which the Company competes.

      On January 2, 1997, the Company received the final State regulatory approvals of its proposal, which was adopted by the Company's stockholders at the Annual Meeting of Stockholders held on November 7, 1996, to change the state of incorporation of the Company to Virginia and effect Amended and Restated Articles of Incorporation (the "Reorganization").

      As a result of the Reorganization, the Company is now a Virginia corporation, with its principal place of business at One Bontex Drive, Buena Vista, Virginia 24416-1500, and the name of the Company has been changed to "Bontex, Inc." The Company's common stock continues to be traded on the Nasdaq-NMS under the symbol "BOTX." The Reorganization did not result in any change in the business, management, assets, liabilities, or net worth of the Company. For further information, refer to Report on Form 8-K, Reorganization of Georgia Bonded Fibers, Inc., dated January 2, 1997, and Proxy Statement for meeting of Shareholders held on November 7, 1996.

ORGANIZATION
------------

      The Company maintains corporate headquarters, manufacturing, converting, sales office, and a warehouse facility in Buena Vista, Virginia; a wholly-owned manufacturing subsidiary, Bontex S.A., Stembert, Belgium; a wholly-owned distribution and converting subsidiary, Bontex Italia S.r.l., Villafranca, Verona, Italy; a wholly-owned distribution subsidiary, Bontex de Mexico, S.A. de C.V., Leon, Mexico, and a majority owned distribution subsidiary, Bontex Hong Kong Limited, Hong Kong; and sales office and warehouse in Newark, New Jersey, which the Company plans to sell during fiscal year 1998. See the discussion under Item 2. Properties, below. The Company utilizes a wholly-owned foreign sales corporation organized and existing under the laws of the Virgin Islands to facilitate export sales. Additionally, Bontex maintains a network of liaison offices, Bontex Korea, Bontex Taiwan, Bontex China, Bontex Indonesia, Bontex Philippines, and Bontex Australia to service Asian markets.

      The Company employs 98 full-time and 2 part-time people in Buena Vista, Virginia; 2 full-time employees in Newark, New Jersey; 81 full-time and 2 part-time employees in Belgium; 9 employees in Italy; 1 full-time and 1 part-time employee in Mexico and 1 full-time employee in Hong Kong. Revenue per employee was approximately $257,000 and $249,000 in fiscal years 1997 and 1996, respectively.

      There is no labor union at the United States operations and management knows of no union activity at the present time. There are labor unions at the Company's European operations. Although the Company believes that relations with its employees are positive, there can be no assurance that the Company will not experience work stoppages in the future.

PRODUCTS
--------

      BONTEX elastomeric wet web fiberboard materials are primarily used as an insole material in footwear, as well as visorboard in headwear, dielectric sealing base in automotive door panels, backing substrate, stiffener and laminating base in luggage, leathergoods, and allied products. All BONTEX fiberboard products are designed to be "environmentally-friendly," because Bontex uses recycled and primary cellulose fibers originally derived from trees, a renewable resource. Bontex has the American Podiatric Medical Association (APMA) Seal of Acceptance for BONTEX elastomeric wet web products, BONFOAM, SUREFOAM, and MAXXON, cushion insole materials. BONFOAM, SUREFOAM, and MAXXON trademarks are the sole property of the Registrant. The podiatric seal of acceptance is granted after stringent clinical and laboratory tests have been carried out on approved products which demonstrate conformity to APMA guidelines, and assist in foot health and comfort. The APMA Seal of Acceptance for approved BONTEX products should enhance product acceptance in the marketplace.

      Bontex USA manufactures uncoated and coated BONTEX fiberboard products; PVC breathable (moisture vapor transmission) cushion foams, that are marketed under trademarks BON-FOAM, MAXXON and SURE-FOAM, and are sold in a variety of grades for use as shock absorbing insole material; BONTEX 200 RECYCLED and BONTEX 300 RECYCLED, which are produced from 100 percent recovered paper with a minimum 80 percent "post-consumer waste" for use in footwear, visorboard in headwear, a backing substrate, stiffener pieces and laminating base; BON-PEL, a hybrid nonwoven substrate, which is exceptionally strong and flexible;

BONTEX 48 MA, an uncoated visorboard for use in military headwear, which has been approved by NATICK military laboratory. Bontex USA also combines certain products, such as foams, fabrics, and vinyls, with BONTEX fiberboard. Additionally, Bontex USA is the exclusive distributor globally to the footwear industry of an expanded polyurethane material manufactured by Aero E.A.R. Specialty Composites, under the trademarks MAXXON LS and CONFOR. MAXXON LS and CONFOR have moisture vapor transmission characteristics and are used for sock-linings and cushion insoles in various types of footwear. CONFOR is a trademark of E.A.R. Specialty Composites.

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

      Bontex has completed implementation of the International Organization for Standardization quality assurance system ISO 9001 at both the United States and Belgium manufacturing facilities. Bontex SA was certified ISO 9001 during 1996, and Bontex USA during 1997. The impact of ISO 9001 on sales is anticipated to be minimal; however, management regards ISO 9001 with significant importance in maintaining a competitive edge in quality globally.

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

      In Europe, there are five major manufacturers of material similar to BONTEX. These competitors are located in Germany, Italy, Finland, Slovenia and the former USSR. The Company estimates that it sells approximately 45 percent of the BONTEX type materials sold in the European Union. These estimates are based on SATRA Common Market statistics as to total sales, and other generally available industry information.

      There are a number of manufacturers of elastomeric fiberboard materials in Asia; however, there are fourteen major competitors operating in Taiwan and the Peoples Republic of China, which has a tendency to impact selling prices. There is a 5 percent duty on BONTEX products going into Taiwan. The Company has petitioned the US trade representatives to eliminate these duties. Bontex has received notification that the Republic of China (R.O.C.) has agreed to reduce and phase-out these duties, but no definitive time-frame has been announced.

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

      Management has implemented a revised Risk Management Program (RMP) as a coordinated approach to managing the Company's exposure to foreign currency exchange rate fluctuations. The overall policy of the RMP is to match currency denominations of assets with liabilities, in a manner intended to reduce the Company's foreign currency exposure. Foreign Exchange gains and losses were reduced to an immaterial level in 1997 and through the use of the RMP are expected to continue at an immaterial level under anticipated circumstances. Additionally, Bontex S.A. has utilized forward exchange contracts and other approved hedging instruments to manage currency risks.

Since the full implementation of the revised RMP, the effects of exchange volatility have been ameliorated to some extent. Management cannot predict the likelihood of such developments occurring again in the future. All transactions denominated in foreign currencies are not hedged (i.e., Mexican peso, Canadian dollar, etc.) since the volume of such transactions is limited and therefore the cost to hedge is considered prohibitive. These international markets are regarded as excellent opportunities for future growth and profits, and management will continue to monitor the situation and evaluate various alternatives to manage exposure to such risks.

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

      At June 30, 1995, the total notional amount of the Company's foreign currency exchange contracts totaled $5.0 million. At June 30, 1997 and 1996, the Company did not have any such foreign currency exchange contracts. The total notional amount of the Company's interest rate swap contracts totaled $1.9 million and $2.9 million at June 30, 1997 and 1996, respectively. The notional amount of these contracts does not represent the direct credit exposure. Rather, credit exposure may be defined as the market value of the contract and the ability of the counter-party to perform its payment obligations under the agreement. The Company's interest rate swap agreements require the Company to pay a fixed rate. Therefore, this risk is increased in a declining interest rate environment as the Company is generally in a payable position, and this risk is reduced in rising interest rate environment as the Company is generally in a receivable position. The Company seeks to control the credit risk of its interest rate swap agreements and other financial instruments through credit exposure limits and monitoring procedures. A portion of variable rate debt is not protected by interest rate swaps. Financial instruments are by nature subject to the risk of loss arising from adverse changes in market rates and prices. Refer to Note 7 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for information regarding interest rates, financial instruments, and market risk. All interest rate swaps and foreign exchange contracts are with established banks, and the Company does not anticipate such nonperformance. As a matter of policy, the Company does not engage in speculative transactions, nor does the Company hold or issue financial instruments for trading purposes.

TRADEMARKS
----------

      Bontex utilizes trademarks on nearly all of its products, and believes having such distinctive trademarks which are readily identifiable is an important factor in creating and maintaining a market for its goods and services. This further serves to identify the Company and distinguish its goods from goods of others. The Company considers its BONTEX trademark and other trademarks to be among its most valuable assets, and has registered these trademarks in over 70 countries. Bontex continues to vigorously protect its trademarks against infringement. The Company's operations are not dependent to any significant extent upon any single or related group of patents, licenses or concessions.

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

      Credit terms offered by the Company to meet competition have been longer than terms normally available to the Company from its vendors. Some seasonality exists in that the second half of each fiscal year is usually more productive and consequently more profitable than the first half. This seasonality is largely because of customers' buying cycles with scheduled vacations, shutdowns, and holidays, which normally occur during the first half of each fiscal year. Substantially all sales to Asia are denominated in US dollars, negotiated letters of credit and sight drafts, and are covered by foreign credit insurance. During the past three years sales to one customer ranged between six and nine percent of consolidated net sales.

      Foreign operations, principally in Belgium and Italy, constitute a significant portion of the Company's business. Production of BONTEX elastromeric fiberboard products is allocated between the United States and Belgium manufacturing facilities based on such factors as availability of capacity, production efficiencies, logistical considerations, and foreign currency exchange rates. The Company is currently operating moderately near full capacity. During the past three fiscal years, approximately 40 percent of total production was manufactured in the United States. The backlog of firm orders in the United States at the end of the fiscal year was about five weeks production or approximately $1.7 million in sales. The current backlog at Bontex USA is approximately four weeks. In Europe, the backlog at the end of the fiscal year was four weeks production or approximately $1.8 million in sales. The present backlog at Bontex S.A. is four weeks. The Company expects all the orders in the backlog will be manufactured and shipped during the next fiscal year.

      The Company sells most of its products directly to customers through its own sales force and commissioned sales representatives throughout the United States. The Company also sells products through distributors and other intermediaries who may convert and resell these products to others. Bontex USA mainly services North and South America, as well as certain Asian markets. Over the past three years, Bontex USA's export sales to markets outside of the United States have increased from 43% to over 60%. This primarily reflects the decline of the domestic market and continued emphasis on overseas markets. Bontex USA maintains leased bonded warehouses in St. Louis, Missouri; Leon, Mexico; Cambridge, Ontario, Canada; and Montreal, Quebec, Canada. The Company established Bontex de Mexico, S.A. de C.V., as a marketing distribution company in Leon, Mexico to directly facilitate sales in Mexico. Currently, sales in Mexico are not significant and have not grown as planned due to the devaluation of the peso. Bontex continues to view the Mexican market with guarded optimism for future growth.

      Bontex S.A. markets its products through distributors and sales representatives in most countries in Europe, Central and Eastern Europe, Africa, the Middle East, as well as certain Asian markets. The Company's wholly-owned subsidiary, Bontex Italia S.r.l., services the Italian market directly, and through localized converters and commissioned representatives. Over the past few years a greater portion of footwear, especially athletic, shoes, is strobel stiched using non woven materials in place of Bontex type products. The Company will begin in 1998 marketing a range of non woven materials. While a positive impact on sales is expected, this cannot be assured and it is not possible to quantify the impact at this time.

      The Company maintains six Bontex liaison offices in select Asian markets, a network of sales representatives in various countries where BONTEX is marketed, as well as leased bonded warehouses in Korea, Taiwan, and the Peoples Republic of China. For certain of its foreign markets, the Company uses individual distributors. One distributor represents approximately 13.5 percent of the Company's net consolidated sales, and the Company believes that it is well positioned to replace any of these distributors without materially impacting the Company's marketing or financial operations. The Bontex liaison office in Australia continues to perform well through the coordination of Asian operations covering, among others, Japan, Korea, Taiwan, Hong Kong, Philippines, Indonesia, New Zealand, Australia, Singapore and Malaysia. The Company has established a sales subsidiary, Bontex Hong Kong Limited, in Hong Kong, to replace a distributor for Hong Kong and the PRC New Territories.

STATUS OF PROPOSED PROJECT IN MALAYSIA
--------------------------------------

      On July 27, 1994, the Company's Board of Directors authorized management to investigate the establishment of a manufacturing facility in Malaysia. The Company's plans to establish a manufacturing facility in Asia remains an important priority. Bontex Sdn Bhd was incorporated during fiscal 1996, and is being considered not only as a way of enabling the Company to strengthen its presence in Asia, but also to expand its global manufacturing network. The project has been delayed so that management can focus on immediate issues and return the Company to profitability, as well as monitor industry and market trends. Construction and completion of the proposed project are subject to a number of significant conditions, including the profitability of the Company, final approval by the Company's Board of Directors, procurement of capital, and Malaysian regulatory approvals. Management projects that the proposed costs for Bontex Sdn Bhd is estimated to be approximately $10 million. At the time of this filing, management cannot provide a more definitive schedule or projected financial information for the proposed project since such timing and projections may vary significantly based on ultimate circumstances.

MATERIALS AND SUPPLIES
----------------------

      The Company purchases a broad range of raw materials sourced throughout the world in connection with its manufacturing activities. More than one supplier is available for all major raw materials. Bontex S.A. appears to have available and receives adequate quantities of water for processing. The manufacturing facility in the United States has an adequate supply of processing water from wells and river sources.

      The Company attempts to minimize the effects of cyclical changes in raw material costs through purchase contracts, forward purchasing, and the application of technologies to improve process efficiencies. Principal cost factors include the cost of raw materials, specifically pulp and latex, two primary raw materials for the Company's products. The price of pulp and latex increased by approximately 100 percent and 56 percent, respectively, during the eighteen months leading up to December 31, 1995. In January 1996, pulp prices declined to $500 per ton. Since then, pulp prices have recovered and trends toward higher prices are expected to continue. Management has implemented various measures in an attempt to manage the situation, including raising selling prices, capital enhancements to improve production efficiencies and several cost control measures through better utilization of existing resources. Management intends to continue to prudently apply technology to manufacture high quality products while attempting to reduce costs in all areas of operations in an effort to maintain competitive selling prices. There can be no assurance, however, that increased raw material prices will not continue to have an adverse effect on the Company's operations or competitive position in the future.

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

      The Company has made and intends to continue to make capital investments, operating expenditures, and production adjustments in connection with compliance with environmental laws and regulations. Since the Company is essentially comprised of two fiberboard plants, water quality discharge remains a primary environmental concern. Over the past two years, the Company completed two waste water treatment facilities at an aggregate cost of over $ 4 million. The waste water treatment plant in the USA has been operational since 1996, and the plant in Belgium became operational in 1997.

      The facility in the USA is also impacted by regulations concerning air emissions relating to the operation of certain coating and converting equipment. The Company has entered into a Consent Order with DEQ to which the Company has committed to take appropriate corrective action with respect to air quality emissions and to achieve compliance by December 31, 1997. An air quality consultant has completed an extensive analysis to characterize and verify mill wide air emissions. The cost of the air control technologies based on current information is expected to be approximately $250,000. The Company has installed the required equipment and has been operating it effectively since September 10, 1997, and is awaiting final DEQ approval.

      Estimates of the costs of future environmental compliance may differ from projected costs due to, among other things, continued emergence of new environmental laws and regulations and improving efficiencies in environmental control or process technology developments. At the present time, based on preliminary estimates, the Company anticipates that consolidated capital expenditures for environmental compliance in fiscal 1998 will aggregate approximately $400,000; however, this estimate could change due to ultimate circumstances.

ITEM 2.     PROPERTIES

      For information about interest and security interests held by banks in the Company's properties, see Note 4 of Notes to Consolidated Financial Statements contained in the Company's 1997 Annual Report to Stockholders. Such information is incorporated herein by reference, pursuant to General Instruction G(2).

      The properties of the Company consist primarily of wholly-owned plant and equipment to manufacture and distribute the Company's products. The Company's corporate headquarters, manufacturing and converting facility in Buena Vista, Virginia continue to be modernized, upgraded, and expanded. In Stembert, Belgium, the subsidiary's plant is one of the most modern in the world for producing BONTEX type products, and the Company continues to invest in new equipment to maintain its level of efficiency. Bontex Italia S.r.l. operates from a modern distribution facility with new converting equipment. During fiscal 1997, the Company spent approximately $954,000, $1.4 million and $44,000 to refurbish, upgrade and install equipment at Bontex USA, Bontex S.A., and Bontex Italia S.r.l., respectively.

      In Newark, New Jersey, the Company owns an office building and warehouse. A sales office is maintained at the Newark building, and the warehouse is used for the distribution of the Company's products in the northeastern region of the United States. In June 1997, the Company's Board of Directors, in response to decreasing demand in the domestic markets, approved a plan to restructure the Company's operations in the Northeast. The restructuring plan focuses on the Company's Newark, New Jersey operation and will involve closing the Company's current Newark warehouse facility. The Company expects the restructuring to generate significant operating efficiency improvements which should contribute to the long-term profitability of the Company. Net pretax savings are projected to be significant, and principally consist of reduced salaries, operating and overhead costs for the Newark facility. The Company plans to dispose of the warehouse facility within the next year. The related restructuring charges at June 30, 1997 are immaterial to the financial statements, because the net realizable value of the Newark warehouse facility exceeds the net carrying amount. Future cash outlays and expenditures for the restructuring are not expected to be material.

      The total cost of capital expenditures, including the capital expenditures planned for environmental regulations at both Bontex USA and Bontex S.A. as discussed in the previous section regarding regulations, is estimated not to exceed $400,000 for fiscal year 1998. The Company believes that cash generated from operations and current credit facilities will be sufficient to meet these capital requirements.

      The Company continues to manage the utilization of its assets in order to meet global growth objectives, marketplace forces, productivity and technology changes. The Company considers all its properties well maintained, and adequate for present and future requirements.

ITEM 3.     LEGAL PROCEEDINGS

      To the Company's knowledge, there are no legal proceedings, lawsuits, and other claims pending against or involving the Company which, in the opinion of management, would have a material adverse impact upon the results of operations, liquidity or financial condition of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executives of the Registrant:

      Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 14, 1997.

      The names, ages and positions of the executives of the Company as of September 19, 1997 are listed below with their business experience with the Company for the past five years. Executive officers are appointed annually by the Board of Directors at the annual meeting of stockholders. There is no agreement or understanding between any executive and any other pursuant to which the executive was selected. Mr. James C. Kostelni is the brother-in-law to Mrs. Patricia S. Tischio. Mr. Jeffrey C. Kostelni and Mr. Charles W.
J. Kostelni are the sons of Mr. James C. Kostelni.

      Previous and present duties and responsibilities:

                                    Position and Business
   Name and Age                     Experience for Past Five Years
   ------------                     ------------------------------
James C. Kostelni, 62               Chairman of the Board, President, and
                                    Chief Executive Officer of the Company
                                    (since 1994), President and Chief
                                    Operating Officer (since 1971).  Mr.
                                    Kostelni has a Bachelor of Science Degree
                                    in Business Administration.  Director.

Jeffrey C. Kostelni, 31             Chief Financial Officer and Treasurer
                                    (since 1994); General Sales Manager of
                                    Bontex S.A., a subsidiary of the Company
                                    (since 1995) and Assistant Controller
                                    (1993-1994) of the Company.  Mr. Kostelni
                                    has a Bachelor of Science Degree in
                                    Accountancy and is a Certified Public
                                    Accountant.  Director.

Charles W. J. Kostelni, 33          Corporate Controller (since 1996); prior
                                    thereto, Assistant Controller (since
                                    1994); prior thereto, Assistant Vice
                                    President, Union Bank of Switzerland, New
                                    York and Associate Investment Banker,
                                    Chase Manhattan Bank, New York.  Mr.
                                    Kostelni has a Bachelor of Science Degree
                                    in Accountancy and is a Certified Public
                                    Accountant.

David A. Dugan, 50                  Controller (since 1988) and Corporate
                                    Secretary (since 1993) of the Company;
                                    prior thereto, Assistant Corporate
                                    Secretary of the Company (1991-93).  Mr.
                                    Dugan has a Masters in Business
                                    Administration and is a Certified Public
                                    Accountant.

Patricia S. Tischio, 58             Assistant Corporate Secretary (since
                                    1994) and  Office Manager (since 1989) of
                                    the Company.  Mrs. Tischio has a Bachelor
                                    of Arts Degree in English.  Director.

Larry E. Morris, 51                 Technical Director (since 1983) and Sales
                                    Director (since 1993); prior thereto,
                                    Manufacturing Director of the Company
                                    (1983-1993).  Mr. Morris has a Bachelor
                                    of Science Degree in Chemical
                                    Engineering.  Director.

Michael J. Breton, 57               Corporate Director of International
                                    Operations of the Company (since 1993),
                                    and General Manager of Bontex S.A., a
                                    subsidiary of the Company (since 1987);
                                    prior thereto, Director of European
                                    Operations (1987-1993).  Mr. Breton has a
                                    Bachelor of Science Degree in Paper
                                    Technology.  Director.


                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The information set forth under the caption "Common Stock and Dividend Data" on page 5 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference, pursuant to General Instruction G(2).

      The following lists the securities sold by Bontex within the past three years which were not registered under the Securities Act of 1933:

      On January 22, 1997, as part of the Executive Compensation Agreement between Bontex, Inc. and James C. Kostelni, President and Chief Executive Officer of the Company, Mr. Kostelni was granted stock options to purchase 80,000 shares of the Company's common stock at an option price of $4.50 per share, which was the fair market value of the shares on the date of grant. The options are exercisable on the date of grant and have a maximum term of ten years. The options were granted in a private placement in reliance on
Section 4(2) under the Securities Act of 1933. No options have been exercised as of the date hereof.

ITEM 6.     SELECTED FINANCIAL DATA

      The five year data for the fiscal years 1997, 1996, 1995, 1994, and 1993 are included in the "Summary of Selected Ten Year Data" on page 5 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      "Management's Discussion and Analysis" on pages 6 through 11 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Registrant and the independent auditors' report included on pages 12 through 26 of the 1997 Annual Report to Stockholders, are herein incorporated by reference, pursuant to General Instruction G(2):

      1. Consolidated Statements of Income (Loss) for the Years Ended June 30, 1997, 1996 and 1995

      2. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1997, 1996, and 1995

      3.    Consolidated Balance Sheets as of June 30, 1997 and 1996

      4. Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996, and 1995

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


                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information with respect to the executives of the Registrant, see "Executives of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Registrant, see "Election of Directors" at pages 4 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held October 14, 1997, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" at page 15 of the Proxy Statement for the Annual Meeting of Stockholders to be held October 14, 1997, is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.    EXECUTIVE COMPENSATION

      The information set forth under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance" at pages 7 through 14 of the Proxy Statement for the Annual Meeting of Stockholders to be held October 14,1997, is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information pertaining to stockholders beneficially owning more than five percent of the Registrant's common stock and the security ownership of management, which is set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" on pages 2 through 3 of the Proxy Statement for the Annual Meeting of Stockholders to be held on October 14, 1997, is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.


                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   List of documents filed as part of this report:

      1. Financial Statements: All financial statements of the Registrant as set forth under Item 8 of this Report on Form 10-K.

      2. Financial statement schedules and the location in this Form 10-K are as follows:

      SCHEDULE
      NUMBER                  DESCRIPTION                              PAGE
      (a)               Independent Auditors' Report
                        on Financial Statement                          18
                        Schedule

      (d) II            Valuation and Qualifying Accounts for the       19
                        years ended June 30, 1997, 1996 and 1995

      All other schedules are omitted, as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

      3.    Exhibits to this Form 10-K are as follows:


      EXHIBIT
      NUMBER      DESCRIPTION

      3 (i)       Amended and Restated Articles of Incorporation of the
                  Company, as amended (incorporated herein by reference to Exhibit No. (iii) of Form 10-Q for the fiscal quarter ended
                  December 31, 1996)

      10 (i) *Executive Compensation Agreement dated January 22, 1997, between Bontex, Inc. and and James C. Kostelni
                  (incorporated herein by reference to Exhibit 10(i) of Form 10-Q for quarter ended March 31, 1997)

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

      10 (vii)    Amended Consent Order between the Company and the
                  Commonwealth of Virginia, Department of Environmental
                  Quality dated January 10, 1997 (incorporated herein by reference to Exhibit No. 10(iv) of Form 10-Q for the quarter ended December 31, 1996)

      10 (viii)   *Georgia Bonded Fibers, Inc. 1996-1997 Senior Management
                  Incentive Plan

      13 1997 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

      21          Subsidiaries of the Company

      27          Financial Data Schedule

      * Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).

      (b)   Reports on Form 8-K: None

      (c) Exhibits -The response to this section of Item 14 is submitted as a separate section of this report.

      (d) Financial statement schedules required by Regulation S-X are submitted as separate section of this report.



                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on this 26th day of September, 1997.

                                    BONTEX, INC.

                                    By /s/James C. Kostelni
                                       --------------------
                                       Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                      Date

/s/James C. Kostelni                            September 26, 1997
--------------------                            ------------------
James C. Kostelni
Chairman of the Board, President and
Chief Executive Officer
Director

/s/Jeffrey C. Kostelni                          September 26, 1997
----------------------                          ------------------
Jeffrey C. Kostelni
Treasurer and
Chief Financial Officer
Director

/s/Charles W. J. Kostelni                       September 26, 1997
-------------------------                       ------------------
Charles W. J. Kostelni
Corporate Controller and
Assistant Treasurer

/s/David A. Dugan                               September 26, 1997
-----------------                               ------------------
David A. Dugan
Controller and Corporate Secretary

/s/Michael J. Breton                            September 26, 1997
--------------------                            ------------------
Michael J. Breton
Corporate Director of International
Operations and General Manager, Bontex
S.A.
Director

/s/Larry E. Morris                              September 26, 1997
------------------                              ------------------
Larry E. Morris
Technical Director and Director of
Marketing/Sales
Director

/s/Patricia S. Tischio                          September 26, 1997
----------------------                          ------------------
Patricia S. Tischio
Assistant Corporate Secretary
Director

/s/William J. Binnie                            September 26, 1997
--------------------                            ------------------
William J. Binnie
Director

/s/William B. D'Surney                          September 26, 1997
----------------------                          ------------------
William B. D'Surney
Director

/s/Frank Mayorshi                               September 26, 1997
-----------------                               ------------------
Frank Mayorshi
Director

/s/Joseph F.Raffetto                            September 26, 1997
--------------------                            ------------------
Joseph F. Raffetto
Director

/s/Robert J. Weeks                              September 26, 1997
------------------                              ------------------
Robert J. Weeks
Director


INDEPENDENT AUDITORS' REPORT


The Board of Directors
and Stockholders of Bontex, Inc.:

Under date of August 13, 1997, we reported on the consolidated balance sheets of Bontex, Inc.(formerly Georgia Bonded Fibers, Inc.) and subsidiaries as of
June 30, 1997 and 1996, and the related consolidated statements of income
(loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the accompanying annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as set forth under Item 14(a)2 of the accompanying annual report on Form 10-K for the year 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                      KPMG Peat Marwick LLP



Roanoke, Virginia
August 13, 1997





                                SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
                     BONTEX, INC. (formerly Georgia Bonded Fibers, Inc.) AND SUBSIDIARIES


                                             Balance at    Charges to  Charged to                  Balance at
                                             Beginning     Costs and   Other                       End of
   Description                               of Period     Expenses    Accounts*  Deductions**     Period
   -----------                               ---------     --------    ---------  ------------     ------
YEAR ENDED JUNE 30, 1997
Reserves and allowances
deducted from asset accounts:
Allowances for doubtful accounts              $134,000     $75,000      $(7,000)     $83,000       $119,000

YEAR ENDED JUNE 30, 1996
Reserves and allowances
deducted from asset accounts:
Allowances for doubtful accounts              $156,000     $66,000      $(6,000)     $82,000       $134,000

YEAR ENDED JUNE 30, 1995
Reserves and allowances
deducted from asset accounts:
Allowances for doubtful accounts              $183,000     $42,000      $12,000      $81,000       $156,000



*Foreign currency translation gain (loss)
**Uncollectable accounts written off, net of recoveries

                                Exhibit Index

      3 (i) Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit No. (iii) of Form 10-Q for the fiscal quarter ended December 31, 1996)

      10 (i) *Executive Compensation Agreement dated January 22, 1997, between Bontex, Inc. and and James C. Kostelni
                  (incorporated herein by reference to Exhibit 10(i) of Form 10-Q for quarter ended March 31, 1997)

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

      10 (vi) Special Consent Order between the Company and the State Water Control Board dated July 22, 1994 (incorporated herein by reference to Exhibit No. 10(vii) of Form 10-K for the fiscal year ended June 30, 1994)

      10 (vii) Amended Consent Order between the Company and the Commonwealth of Virginia, Department of Environmental Quality dated January 10, 1997 (incorporated herein by reference to Exhibit No. 10(iv) of Form 10-Q for the quarter ended December 31, 1996)

      10 (viii)   *Georgia Bonded Fibers, Inc. 1996-1997 Senior Management
                  Incentive Plan

      13 1997 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

      21          Subsidiaries of the Company

      27          Financial Data Schedule

      * Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).