Form 10-Q
period 1997-09-30
BONTEX INC
filed 1997-11-14
CIK 41052

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                             QUARTERLY REPORT
     UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the Quarter Ended September 30, 1997
                        Commission File No. 0-5200



                               BONTEX, INC.
          (Exact name of registrant as specified in its charter)


              VIRGINIA                          54-0571303
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)           Identification No.)


    ONE BONTEX DRIVE, BUENA VISTA, VIRGINIA      24416-1500
    (Address of principal executive offices)     (Zip Code)



               Registrant's telephone number:  540-261-2181


Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES ( X )     NO (   )


Indicate the description and number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             Class                        Outstanding at November 10, 1997
   Common Stock - $.10 par value                      1,572,824

                               BONTEX, INC.
                                 FORM 10-Q
              FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 1997


                                   INDEX



PART I.  FINANCIAL INFORMATION                                  Page No.

   Item 1.  Financial Statements

   CONDENSED CONSOLIDATED BALANCE SHEETS
   September 30, 1997 and 1996, June 30, . . . . . . . . . . . . . . . 3

   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
   First Quarter Ended September 30, 1997 and 1996 . . . . . . . . . . 4

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   First Quarter Ended September 30, 1997 and 1996 . . . . . . . . . . 5

   CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . 6-8

   Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations . . . . . . . . . . . . . . . . . . . .9,10


PART II. OTHER INFORMATION

   Item 4.  Submission of Matters to Vote of Security Holders. . . . .11

   Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .11

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .11

                      PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

                           BONTEX, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In Thousands, Except Share and Per Share Data)

                                                       September 30,      June 30,
                                                        (unaudited)
                                                      1997       1996       1997
ASSETS
Current assets:
   Cash and cash equivalents                       $  1,088    $  1,079   $  1,373
   Trade accounts receivable,
    less allowance for doubtful accounts
    of $116 ($233 at September '96, $119
    at June '97)                                     11,874      11,482     13,622
   Other receivables                                    753         845        551
   Inventories                                        6,370       5,432      5,276
   Deferred income taxes                                219         539        321
   Income taxes refundable                                6           -         76
   Other current assets                                 332         315        131
                                                    -------     -------    -------
          TOTAL CURRENT ASSETS                       20,642      19,692     21,350
                                                    -------     -------    -------
Property, plant and equipment:
   Land and land improvements                           377         298        347
   Buildings and building improvements                5,291       4,797      5,332
   Machinery, furniture and equipment                16,224      15,869     16,176
   Construction in progress                           1,291         937        808
                                                    -------     -------    -------
                                                     23,183      21,901     22,663
   Less accumulated depreciation and amortization    11,877      11,414     11,631
                                                    -------     -------    -------
       Net property, plant and equipment             11,306      10,487     11,032
                                                    -------     -------    -------
Deferred income taxes                                     -         442          -
Other assets, at cost less applicable amortization      543         424        524
                                                    -------     -------    -------
          TOTAL ASSETS                             $ 32,491    $ 31,045   $ 32,906
                                                    =======     =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                           $  8,563    $  8,380   $  8,019
   Accounts payable                                   6,193       6,649      7,521
   Accrued expenses                                   2,083       2,151      2,079
   Income taxes payable                                 137         243        139
   Long-term debt due currently                         598         552        578
                                                    -------     -------    -------
          TOTAL CURRENT LIABILITIES                  17,574      17,975     18,336

Long-term debt                                        2,839       2,488      2,761
Deferred income taxes                                   235           -        108
Other long-term liabilities                             224         119        186
                                                    -------     -------    -------
          TOTAL LIABILITIES                          20,872      20,582     21,391
                                                    -------     -------    -------

Stockholders' equity:
   Preferred stock of no par value.  Authorized
    10,000,000 shares; none issued                        -           -          -
   Common stock of $.10 par value.  Authorized
    10,000,000 shares; issued and outstanding
    1,572,824 shares                                    157         157        157
   Additional capital                                 1,551       1,551      1,551
   Retained earnings                                  9,501       7,770      9,344
   Foreign currency translation adjustment              410         985        463
                                                    -------     -------    -------
          TOTAL STOCKHOLDERS' EQUITY                 11,619      10,463     11,515
                                                    -------     -------    -------
          TOTAL LIABILITIES & STOCKHOLDER'S EQUITY $ 32,491    $ 31,045   $ 32,906
                                                    =======     =======    =======

See accompanying condensed notes to condensed consolidated financial statements.

                               BONTEX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND RETAINED EARNINGS
                   (In Thousands, Except Per Share Data)
                                (Unaudited)

                                                   First Quarter Ended
                                                      September 30,
                                                    1997         1996
Net Sales                                         $ 10,533    $ 10,885
Cost of Sales                                        7,321       7,694
                                                   -------     -------
        Gross Profit                                 3,212       3,191

Selling, General and Administrative Expenses         2,650       2,649
                                                   -------     -------

        Operating Income                               562         542
                                                   -------     -------

Other (Income) Expense:

      Interest expense                                 256         324
      Interest income                                  (32)         (3)
      Foreign currency exchange (gain) loss             55         (58)
      Other, net                                         1          16
                                                   -------     -------
        Total Other (Income) Expense                   280         279
                                                   -------     -------

Income Before Income Taxes                             282         263
Income Taxes                                           125         104
                                                   -------     -------

Net income                                             157         159

Retained earnings, beginning of period               9,344       7,611
                                                   -------     -------

Retained earnings, end of period                  $  9,501    $  7,770
                                                   =======     =======

Net income per share                              $    .10    $    .10
                                                   =======     =======

See accompanying condensed notes to condensed consolidated financial statements.

                                  BONTEX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (unaudited)
                                                            First Quarter Ended
                                                                September 30,
                                                              1997       1996
Cash Flows from Operating Activities:
   Cash received from customers                            $ 12,136  $  13,218
   Cash paid to suppliers and employees                     (12,386)   (11,383)
Interest received                                                43         22
   Interest paid                                               (289)      (413)
   Income taxes paid, net of refunds                            163         49
                                                            -------    -------
      Net cash provided by (used in) operating activities      (333)     1,493
                                                            -------    -------
Cash Flows from Investing Activities:
   Acquisition of property, plant and equipment                (636)      (314)
                                                            -------    -------
      Net cash used in investing activities                    (636)      (314)
                                                            -------    -------
Cash Flows from Financing Activities:
   Increase (decrease) in short-term borrowings, net            640     (1,054)
   Long-term debt incurred                                      200      1,795
   Principal payments on long-term debt and capital
    lease obligations                                           (80)    (1,651)
                                                            -------    -------
      Net cash used in financing activities                     760       (910)
                                                            -------    -------

Effect of Exchange Rate Changes on Cash                          76         95
                                                            -------    -------
Net Increase (Decrease) in Cash and Cash Equivalents           (285)       364
Cash and Cash Equivalents at Beginning of Year                1,373        715
                                                            -------    -------
Cash and Cash Equivalents at End of Year                  $   1,088  $   1,079
                                                            =======    =======
Reconciliation of Net Income to Net Cash Provided by
   Operating Activities:
    Net income                                            $     157  $     159
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                            321        292
       Provision for bad debts                                   15        103
Deferred income taxes                                           180         69
    Change in assets and liabilities:
       Decrease in trade accounts and other receivables       1,317      2,393
       (Increase) decrease in inventories                    (1,048)        51
       Increase in other assets                                (247)      (164)
       Decrease in accounts payable and accrued expenses     (1,168)    (1,493)
       Increase in income taxes                                 126         83
       Increase in other liabilities                             14          -
                                                            -------    -------
       Net cash provided by operating activities            $ (333)  $   1,493
                                                            =======    =======

See accompanying condensed notes to consolidated financial statements.

                               BONTEX, INC.
      CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1997 AND 1996 AND JUNE 30, 1997
                                (Unaudited)



1. The accompanying unaudited condensed consolidated financial statements have been prepared by Bontex, Inc. and its subsidiaries ("Bontex" or the "Company") in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown, have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

2. The condensed consolidated balance sheets include the following related to European subsidiaries:

                                    September 30,      June 30,
                                   1997       1996       1997
                                     (Dollars in Thousands)
        Current assets          $ 13,793   $ 13,809   $ 14,284
        Total assets              19,261     19,052     19,801
        Current liabilities       12,858     14,437     13,882
        Total liabilities         14,917     15,645     15,656
        Stockholders' equity       4,344      3,407      4,145

      The condensed consolidated statements of income include the following related to European subsidiaries:

                         First Quarter Ended
                            September 30,
                           1997      1996
                       (Dollars in Thousands)

        Net Sales       $ 6,255    $ 6,352

        Net income          255         85

                               BONTEX, INC.
      CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1997 AND 1996 AND JUNE 30, 1997
                                (Unaudited)

3. The last in, first out (LIFO) method of inventory pricing is used by the United States company. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first-out (FIFO) and weighted average bases. Inventories are summarized as follows:

                                        September 30,      June 30,
                                      1997        1996       1997
                                        (Dollars in Thousands)

    Finished goods                  $ 3,266    $ 3,696     $ 2,908
    Raw Materials                     2,840      1,695       2,067
    Supplies                            623        630         646
                                     ------     ------      ------
       Inventories at FIFO and
        weighted average cost         6,729      6,021       5,621
    LIFO reserves                       359        589         345
                                     ------     ------      ------
                                    $ 6,370    $ 5,432     $ 5,276
                                     ======     ======      ======

4. The Company utilizes derivatives and other financial instruments in the normal course of business. By their nature, all such instruments involve risk, and the Company's maximum potential loss may exceed amounts recorded in the balance sheet.

The Company is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. In the past, the Company has primarily used such derivative financial instruments for the purpose of hedging only currency and interest rates exposures. For further information concerning the aforementioned financial instruments, refer to the consolidated financial instruments and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

As part of the Company's Risk Management Program, the Company has explored various alternatives to manage its exposure to highly volatile pulp prices, the primary raw material for the Company's products. Historically, the Company's primary and only available method of hedging its exposure to pulp price changes was through forward purchasing and other purchase contracts. During the previous several months, the Company has investigated the new futures market for pulp. In connection with purchasing pulp for future manufacturing requirements, the Company has entered into a number of pulp futures, as deemed appropriate, to reduce the effects of price fluctuations.

Material changes in reported financial instruments and market risks since the most recent fiscal year end report of June 30, 1997 are presented as follows:

During the first quarter of fiscal year 1998, the Company began on a limited basis to manage its exposure to pulp price changes with pulp futures. In accordance with hedge accounting, gains or losses will be recorded as a component of the underlying inventory purchase, since these contracts effectively meet the risk reduction and correlation criteria. Gains or losses on hedges that are terminated prior to the execution of the inventory purchase are recorded in inventory until the inventory is sold. The table below provides certain information regarding the Company's pulp inventory and futures contracts that are sensitive to changes in pulp prices. For inventory, the table presents the carrying amount and fair value at September 30, 1997. For futures contracts, all of which mature within the next year, the table presents the notional amounts and fair value at September 30, 1997.

                               BONTEX, INC.
      CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1997 AND 1996 AND JUNE 30, 1997
                                (Unaudited)


Balance Sheet Commodity Pulp Position and Related Derivatives Held for Other Than Trading (dollars in thousands) at September 30, 1997:

                                   Carrying Amount  Fair Value
        Pulp Inventory                 $1,989        $1,972

        Futures Contacts (Long)        $  858        $   45

Market risk is defined as the risk of loss arising from adverse changes in market rates and prices. The disclosures provide certain forward looking information concerning potential exposures to market risk. By its nature, such forward looking information is an estimate of what could occur in the future and is dependent on model characteristics and assumptions. As a result, actual gains or losses will differ from those reported. The above value at risk (VAR) disclosure does not fully reflect the potential net market risk exposure because other market risk exposures may exist in other transactions and other financial instruments.

The Company appears to be in the beginning of the cycle of increasing pulp prices, as pulp prices have increased significantly over the past six months and pulp prices are expected to continue to rise. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results.

5. Net income per share calculations are based on shares outstanding of 1,572,824 shares for all periods. The calculation of weighted average shares outstanding does not include the effect of common stock options since their impact on the weighted average shares is less than three percent.

                               BONTEX, INC.
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                     QUARTER ENDED SEPTEMBER 30, 1997
                                (Unaudited)

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

The results of operations for the first quarter of fiscal 1998 reflect continued profitability. During the first quarter, the Company generated a consolidated operating profit of $562,000, and net income of $157,000 or $.10 per share. Consolidated net sales decreased $352,000 or 3.2 percent to $10.5 million for the first quarter ended September 30, 1997, because of the fluctuation in foreign currency exchange rates which resulted in a $1.4 million translation decrease in net sales. Sales volume increased, however, reflecting the positive impact of the Company's marketing program.

Seasonality generally exists in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customer's scheduled vacations, shutdowns, holidays and purchasing cycles. Over the past fifteen years, the Company has generated net income during the first quarter only five other times, the most recent being in 1996.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the first quarter of fiscal 1998 improved over the same quarter last year from 29.3 percent to 30.5 percent. These positive operating conditions are expected to continue during fiscal 1998; however, increasing pulp prices may adversely impact the Company's margins.

The cost of certain raw materials, especially pulp, has increased over the past six months. The Company has implemented various measures in an attempt to manage the situation, including raising selling prices where possible, purchasing forward, capital enhancements to improve production efficiencies, a revised Risk Management Program, and other cost control measures. It is difficult to predict future raw material costs, and there can be no assurance that raw material prices will not have an adverse impact on the Company's operations or competitive position in the future.

Selling General & Administrative (SG&A) expenses as a percent of net sales increased from 24.3 percent to 25.2 percent, as compared to the corresponding prior year; however, SG&A costs in dollar terms did not change significantly. The increased SG&A percentage is mainly due to management increasing certain marketing expenses, freight, and compensation costs.

FINANCIAL CONDITION

The consolidated financial condition of the Company remains positive. Consolidated equity increased from June 30, 1997 and totaled $11.6 million at the end of September 1997. Financial ratios at September 30, 1997 generally improved from June 30, 1997 because of the improved operating results. The fluctuation in foreign currency exchange rates resulted in a translation decrease of $1.9 million in consolidated total assets as compared to September 30, 1996.

The cash balance mainly reflects the Company's financing and hedging position at European Operations.

Trade Accounts Receivable decreased from June 30 to September 30, 1997 by $1.7 million to $11.9 million, and is mainly because of the collection of higher sales from the fourth quarter of fiscal 1997 and foreign currency translation adjustments.

The $1.1 million increase in inventories to $6.4 from June 30 to September 30, 1997, reflects forward purchasing of pulp to defer anticipated price increases.

The $520,000 increase in property, plant and equipment from June 30 to September 30, 1997 is largely due to additions relating to air treatment and other process equipment projects at the Company's manufacturing facilities.

Accounts Payable, accrued expenses and short-term borrowings decreased $780,000, which primarily corresponds to a reduction in accounts receivable and positive operating results. Management believes that existing credit facilities will be sufficient to meet future operating and capital requirements.

See Item 5 of this Report with respect to issues relating to the Company's capital stock.

SHAREHOLDER RIGHTS PLAN

On September 30, 1997, the Board of Directors of Bontex, Inc. adopted a Shareholder Rights Plan designed to protect shareholders from abusive takeover tactics and from any attempt to acquire control of the Company for an inadequate price. The Board declared a dividend of one right on each outstanding share of Bontex Common Stock, payable to shareholders of record on October 15, 1997.

                        PART II.  OTHER INFORMATION

                               BONTEX, INC.
                                 FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1997




Item 4. Submission of Matters to Vote of Security Holders

        None


Item 5. Other Information

        In August 1997, the Nasdaq Stock Market announced new listing requirements for issuers listed on the Nasdaq National Market, effective February 1998. The purpose of the new listing requirements is to further strengthen both the quantitative and qualitative requirements for issuers. As of September 30, 1997, Bontex met all requirements for continued Nasdaq National Market listing, but there is no assurance that the Company will continue to meet all listing requirements for Nasdaq after February 1998, especially with respect to the new public float requirements, as a very large portion of the Company's common stock is held or controlled by management. If the Company is unable to comply with the new listing requirements, it intends to apply to list its common stock on the Nasdaq SmallCap Market. Such change in markets could have an effect on the trading and price of the Company's common stock.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        27 - Financial Data Schedule - page 11

   (b)  Reports on Form 8-K:

        Form 8-K dated September 30, 1997 relating to adoption of Shareholders Rights Plan.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BONTEX, INC.
                                     (Registrant)

  11-13-97                           /s/James C. Kostelni
------------                         ----------------------------
   (Date)                               James C. Kostelni
                                     Chairman of the Board
                                        and President

  11-13-97    	                     /s/Charles W. J. Kostelni
------------                         ----------------------------
   (Date)                               Charles W. J. Kostelni
                                        Corporate Controller
                                          and Secretary