Form 10-Q
period 1997-12-31
BONTEX INC
filed 1998-02-17
CIK 41052

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

                              QUARTERLY REPORT
      UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



              For the Quarterly Period Ended December 31, 1997
                         Commission File No. 0-5200



                                BONTEX, INC.
           (Exact name of registrant as specified in its charter)


               VIRGINIA                               54-0571303
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)


      ONE BONTEX DRIVE, BUENA VISTA, VIRGINIA          24416-1500
      (Address of principal executive offices)         (Zip Code)



      Registrant's telephone number, including area code    540-261-2181


Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES ( X )   NO  ()


Indicate the description and number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


            Class                         Outstanding at February 13, 1998
Common Stock - $.10 par value                          1,572,824

Preferred Stock - no par value                            None

                                BONTEX, INC.
                                  FORM 10-Q
                     SIX MONTHS ENDED DECEMBER 31, 1997


                                    INDEX



PART I.     FINANCIAL INFORMATION                                   Page No.

      Item 1.     Financial Statements

      CONDENSED CONSOLIDATED BALANCE SHEETS
      December 31, 1997 and 1996, June 30, 1997 . . . . . . . . . . . . . .3

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS Six Months and Three Months Ended December 31, 1997 and
      1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      Six Months Ended December 31, 1997 and 1996. . . . . . . . . . . . . 5

      CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . .6-8

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . 9-10


PART II.    OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders . . 11

      Item 5.     Other Information . . . . . . . . . . . . . . . . . . . 11

      Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . 11

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        BONTEX, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in Thousands, Except Share and Per Share Data)

                                                        December 31         June 30,
                                                        (unaudited)
ASSETS                                                1997        1996        1997
Current assets:
  Cash and cash equivalents                        $    959    $  1,621    $  1,373
  Trade accounts receivable, less allowance
    for doubtful accounts of $111 ($233 at
    December '96, $119 at June '97)                  11,019      11,367      13,622
  Other receivables                                     851         713         551
  Inventories                                         7,133       5,760       5,276
  Deferred income taxes                                 321         480         321
  Income taxes refundable                                 7           4          76
  Other current assets                                  925         378         131
                                                    -------     -------     -------
      TOTAL CURRENT ASSETS                           21,215      20,323      21,350
                                                    -------     -------     -------

Property, plant and equipment:
  Land                                                  370         297         347
  Buildings and building improvements                 5,298       4,761       5,332
  Machinery, furniture and equipment                 16,692      15,825      16,176
  Construction in progress                              968       1,348         808
                                                    -------     -------     -------
                                                     23,328      22,231      22,663
  Less accumulated depreciation and amortization     12,077      11,622      11,631
                                                    -------     -------     -------
    Net property, plant and equipment                11,251      10,609      11,032

  Deferred income taxes                                   -         442           -
  Other assets, at cost less applicable
    amortization                                        579         405         524
                                                    -------     -------     -------
        TOTAL ASSETS                               $ 33,045    $ 31,779    $ 32,906
                                                    =======     =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                            $  8,733    $  8,736    $  8,019
  Accounts payable                                    6,911       7,046       7,521
  Accrued expenses                                    2,010       1,875       2,079
  Income taxes payable                                  378         174         139
  Deferred income taxes                                   -         170           -
  Long-term debt due currently                          595         517         578
                                                    -------     -------     -------
        TOTAL CURRENT LIABILITIES                    18,627      18,518      18,336

  Long-term debt                                      2,667       2,387       2,761
  Deferred income taxes                                  55           -         108
  Other long-term liabilities                           255         173         186
                                                    -------     -------     -------
        TOTAL LIABILITIES                            21,604      21,078      21,391
                                                    -------     -------     -------

Stockholders' equity:
  Preferred stock of no par value.  Authorized
    10,000,000 shares; none issued                        -           -           -
  Common stock of $.10 par value.  Authorized
    10,000,000 shares; issued and outstanding
    1,572,824 shares                                    157         157         157
  Additional capital                                  1,551       1,551       1,551
  Retained earnings                                   9,384       8,072       9,344
  Foreign currency translation adjustment               349         921         463
                                                    -------     -------     -------
        TOTAL STOCKHOLDERS' EQUITY                   11,441      10,701      11,515
                                                    -------     -------     -------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $ 33,045    $ 31,779    $ 32,906
                                                    =======     =======     =======

See accompanying condensed notes to condensed consolidated financial statements.

                                BONTEX, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME(LOSS)
                            AND RETAINED EARNINGS
              (Dollars in Thousands,Except for Per Share Data)
                                 (Unaudited)

                                                Six Months Ended      Three Months Ended
                                                  December 31,            December 31,
                                                1997        1996        1997       1996
Net Sales                                    $ 21,621    $ 22,718    $ 11,088   $ 11,833
Cost of Sales                                  15,172      15,741       7,851      8,047
                                              -------     -------     -------    -------
    Gross Profit                                6,449       6,977       3,237      3,786

Selling, General and Administrative Expenses    5,738       5,597       3,088      2,948
                                              -------     -------     -------    -------
    Operating Income                              711       1,380         149        838
                                              -------     -------     -------    -------
Other (Income) Expense:

  Interest expense                                533         641         277        317
  Interest income                                 (32)         (1)          -          2
  Foreign currency exchange (gain) loss           106         (38)         51         20
  Other, net                                      (29)         15         (30)        (1)
                                              -------     -------     -------    -------
      Total Other Expenses, Net                   578         617         298        338
                                              -------     -------     -------    -------
Income (Loss) Before Income Taxes                 133         763        (149)       500
Income Taxes                                       93         302         (32)       198
                                              -------     -------     -------    -------
Net income (loss)                                  40         461        (117)       302

Retained earnings, beginning of period          9,344       7,611       9,501      7,770
                                              -------     -------     -------    -------

Retained earnings, end of period             $  9,384    $  8,072    $  9,384   $  8,072
                                              =======     =======     =======    =======

Net income (loss) per share (Note 5)         $    .03    $    .29    $   (.07)  $    .19
                                              =======     =======     =======    =======



See accompanying condensed notes to condensed consolidated financial statements.

                                BONTEX, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars In Thousands)
                                 (unaudited)

                                                                       Six Months Ended
                                                                         December 31,
                                                                       1997        1996
Cash Flows from Operating Activities:
  Cash received from customers                                      $ 24,001    $ 25,215
  Cash paid to suppliers and employees                               (23,920)    (22,254)
  Interest received                                                       52          42
  Interest paid                                                         (579)       (721)
  Income taxes paid, net of refunds                                      174          13
                                                                     -------     -------
    Net cash provided by (used in) operating activities                 (272)      2,295
                                                                     -------     -------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                          (943)       (818)
                                                                     -------     -------
    Net cash used in investing activities                               (943)       (818)
                                                                     -------     -------

Cash Flows from Financing Activities:
  Increase (decrease) in short-term borrowings, net                      906        (588)
  Long-term debt incurred                                                192       1,793
  Principal payments on long-term debt and capital lease obligations    (218)     (1,761)
                                                                     -------     -------
    Net cash provided by (used in) financing activities                  880        (556)
                                                                     -------     -------

Effect of Exchange Rate Changes on Cash                                  (79)        (15)
                                                                     -------     -------
Net Increase (Decrease) in Cash and Cash Equivalents                    (414)        906
Cash and Cash Equivalents at Beginning of Year                         1,373         715
                                                                     -------     -------
Cash and Cash Equivalents at End of Year                            $    959    $  1,621
                                                                     =======     =======

Reconciliation of Net Income to Net Cash Provided by
  Operating Activities:
  Net income                                                        $     40    $    461
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                        648         607
    Provision for bad debts                                               59          84
    Deferred income taxes                                               (126)         37
    Change in assets and liabilities:
      Decrease in trade accounts and other receivables                 1,972       2,631
      Increase in inventories                                         (1,915)       (232)
      Increase in other assets                                          (919)        (12)
      Decrease in accounts payable and accrued expenses                 (483)     (1,257)
      Increase (decrease) in income taxes                                396         (16)
      Increase (decrease) in other liabilities                            56          (8)
                                                                     -------     -------
      Net cash provided by (used in) operating activities           $   (272)   $  2,295
                                                                     =======     =======

See accompanying condensed notes to consolidated financial statements.

                                BONTEX, INC.
       CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997 AND 1996 AND JUNE 30, 1997
                                 (Unaudited)



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

2. The condensed consolidated balance sheets include the following related to European subsidiaries:

                                       December 31,        June 30,
                                     1997        1996        1997
                                       (Dollars in Thousands)
      Current assets              $ 14,761    $ 13,999    $ 14,284
      Total assets                  20,221      19,381      19,801
      Current liabilities           14,054      14,742      13,882
      Total liabilities             15,841      15,929      15,656
      Stockholders' equity           4,380       3,452       4,145

The condensed consolidated statements of income (loss) include the following related to European subsidiaries:

                         Six Months Ended      Three Months Ended
                           December 31,            December 31,
                         1997        1996        1997        1996
                                (Dollars in Thousands)

      Net Sales       $ 12,872    $ 13,441     $ 6,617     $ 7,089

      Net income           354         197          99         112

                                BONTEX, INC.
       CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          DECEMBER 31, 1997 AND 1996 AND JUNE 30, 1997 (Unaudited)


3. The last in, first out (LIFO) method of inventory pricing is used by the United States company. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first-out (FIFO) and weighted average bases. Inventories are summarized as follows:

                                      December 31,        June 30,
                                    1997        1996        1997
                                      (Dollars in Thousands)

      Finished goods              $ 3,661     $ 3,662     $ 2,908
      Raw Materials                 3,166       1,906       2,067
      Supplies                        627         630         646
                                   ------      ------      ------
         Inventories at FIFO and
           weight-average cost      7,454       6,198       5,621
      LIFO reserves                  (321)       (438)       (345)
                                   ------      ------      ------
                                  $ 7,133     $ 5,760     $ 5,276
                                   ======      ======      ======

4. Material changes in reported financial instruments and market risks since the most recent fiscal year end report of June 30, 1997 are presented as follows:

During the first quarter of fiscal year 1998, the Company began on a limited basis to manage its exposure to pulp price changes with pulp futures. In accordance with hedge accounting, gains or losses will be recorded as a component of the underlying inventory purchase, since these contracts effectively meet the risk reduction and correlation criteria. Gains or losses on hedges that are terminated prior to the execution of the inventory purchase are recorded in inventory until the inventory is sold. The following table provides certain information regarding the Company's pulp inventory and futures contracts that are sensitive to changes in pulp prices. For inventory, the table presents the carrying amount and fair value at December 31, 1997. For futures contracts, all of which mature within the next year, the table presents the notional amounts and fair value at December 31, 1997.

Balance Sheet Commodity Pulp Position and Related Derivatives Held for Other Than Trading (dollars in thousands) at December 31, 1997:

                               Carrying Amount     Fair Value
Pulp Inventory                     $ 2,244           $ 2,244

Futures Contacts (Long)            $ 2,261           $ 1,846

                                BONTEX, INC.
       CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          DECEMBER 31, 1997 AND 1996 AND JUNE 30, 1997 (Unaudited)

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

5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPA") and requires restatement of prior years' EPA data previously presented. Adoption of SFAS No. 128 by the Company at December
31, 1997 did not have any effect on current or prior years' EPS data presented due to the minimal impact of the potential dilution that could occur if outstanding stock options were exercised. Basic net income per share calculations are based on common shares outstanding of 1,572,824 shares for all periods. Diluted net income per share calculations are based on weighted-average common shares outstanding of 1,588,784 shares for all periods in fiscal year 1998. For purposes of diluted net income per share in fiscal year 1997, there were no common stock options outstanding in the periods presented.
Stock options that could potentially dilute basic EPS in the future that were not included in the computations of diluted EPS because to do so would have been antidilutive for the periods presented totaled 40,000.

6. Stock option activity during the six months ended December 31, 1997 is as follows:

                                 Number of         Weighted-Average
                                   Shares           Exercise Price
Balance at June 30, 1997            80,000              $ 4.50
Granted                             40,000                5.63
                                   -------              ------
Balance at December 31, 1997       120,000              $ 4.88
                                   =======              ======


At December 31, 1997, there were no additional shares available for grant under the Company's Stock Option Plan.

                                BONTEX, INC.
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
           FOR THE SIX MONTHS AND QUARTER ENDED DECEMBER 31, 1997
                                 (Unaudited)

Except for historical data set forth herein, the following discussion contains certain forward-looking information. The Company's actual results may differ significantly from the projected results. Factors that could cause or contribute to such differences include, but are not limited to, level of sales to key customers, actions by competitors, fluctuations in the price of primary raw materials and foreign currency exchange rates.

RESULTS OF OPERATIONS

The results of operations for the first six months of fiscal 1998 reflect continued profitability, but significantly lower than last year. During the first six months of fiscal 1998, the Company generated a consolidated operating profit of $711,000 and net income of only $40,000 or $.03 per share, as compared to the prior year first six months operating profit of $1,380,000, and net income of $461,000 or $.29 per share.

Consolidated net sales for the first six months decreased $1.1 million or 4.8 percent to $21.6 million, as compared to the corresponding period last year. If exchange rates had not changed, net sales would have increased by $2.2 million or 9.6 percent. The overall decrease in net sales, excluding the effects of translation adjustments, was due to the decline in sales in certain Asian markets, as well as North and South American markets.

The second quarter of fiscal 1998 was not a positive quarter as compared to the prior year. During the second quarter, consolidated net sales decreased $745,000 or 6.2 percent to $11 million; operating profits decreased $689,000 or 82 percent to $149,000; and net income fluctuated to a loss of $117,000 or $(.07) per share from net income of $302,000 or $.19 per share last year.

Seasonality exists in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customer's purchasing cycles, scheduled vacations, shutdowns and holidays.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the first six months of fiscal 1998 decreased compared to the same period last year from 30.7 to 30.0 percent. This drop in operating margins is mainly due to higher pulp costs and a drop in sales.

Selling General & Administrative (SG&A) expenses as a percent of net sales increased from 24.6 percent to 26.5 percent, as compared to the corresponding prior year. The increase in SG&A percentage is mainly due to management increasing certain marketing expenses.

FINANCIAL CONDITION

Management believes that the consolidated financial condition of the Company remains positive. Consolidated equity decreased slightly from June 30, 1997 and totaled $11.4 million at the end of December 1997. This decline in equity was primarily due to foreign currency translation adjustments. From June 30 to December 31, 1997, working capital decreased to $2.6 million from $3.0 million, because of a decrease in trade account receivables, negative operating results and foreign currency exchange fluctuations. The fluctuations in foreign currency exchange rates resulted in a translation decrease of $3.6 million in total assets as compared to the prior year.

The cash balance mainly reflects the Company's financing and hedging position at European Operations.

Trade accounts receivables decreased from June 30 to December 31, 1997 by $2.6 million to $11.0 million, mainly because of the collection of higher sales from the fourth quarter of fiscal 1997 and foreign currency translation adjustments.

Inventories at December 31, 1997 increased $2.6 million to $7.1 million, as compared to June 30, 1997, mainly due to the forward purchasing of certain raw materials to defer anticipated price increases.

The $219,000 increase in property, plant and equipment from June 30 to December 31, 1997 is largely due to additions relating to air treatment and other process equipment projects at the Company's manufacturing facilities.

The increase in other current assets relates to the deposits held by brokers for pulp futures. These deposits did not exist last year because the Company did not utilize pulp futures for hedging purposes.

FINANCIAL INSTRUMENTS

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

As part of the Company's Risk Management Program, the Company has explored various alternatives to manage its exposure to highly volatile pulp prices, the primary raw material for the Company's cellulose products. Historically, the Company primary and only available method of hedging its exposure to pulp price changes was through forward purchasing. During the previous several months, the Company has investigated the new futures market for pulp. In connection with purchasing pulp for future manufacturing requirements, the Company has entered into a number of pulp futures, as management deemed appropriate, to reduce the effects of price fluctuations.

These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results.

FINANCIAL SITUATION IN ASIA

The financial situation in Asia relates to the recent Asian currency and economic crisis. During the previous several months, the currencies of a number of key Asian countries, including Korea, Indonesia and Thailand, have devalued, resulting in an economic slowdown. Asia is the largest market for Bontex type products, as over 68 percent of the world's footwear is manufactured in Asia. Over the previous three years, approximately a third of the Company's consolidated sales have been derived from customers in Asia. Accordingly, the situation in Asia will have significant impact on the Company's operations; however, management cannot at the time of this filing confidently determine the ultimate impact.

In assessing the overall impact of the situation in Asia, management believes sales and profits will decrease in the near term, because of, among other things, falling demand for footwear products sold in Asia. Management cannot at this time quantify the adverse impact of the situation in Asia on the Company's sales and profitability. Management's assessment is based on a number of relevant sources, including information from key customers, current sales trends, and other industry sources.

                         PART II.  OTHER INFORMATION

                                BONTEX, INC.
                                  FORM 10-Q
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1997


Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on October 14, 1997. The matter voted upon at the Meeting was the election of James C. Kostelni, William B. D'Surney, Larry E. Morris and Robert J.Weeks as Class A directors, to serve until the 2000 Annual Meeting;

          All nominees for director named above were elected.

Election of Officers

                                                    AUTHORITY
                                    FOR              WITHHELD
                                 ---------          ---------
James C. Kostelni                1,436,222             9,984

William B. D'Surney              1,430,581            15,625

Larry E. Morris                  1,432,922            13,284

Robert J. Weeks                  1,432,922            13,284

Item 5.   Other Information

None


Item 6.   Exhibits and Reports on Form 8-K

(a.)      Exhibits:

          4 Form of amended stock certificate for Bontex, Inc. common stock

          10(i) Reverse Split Dollar Insurance Agreement dated October 31, 1997, by and between Bontex, Inc. and James C. Kostelni and Nationsbank

          10(ii) Executive Compensation Agreement dated November 21, 1997, between Bontex, Inc. and Charles W. J. Kostelni

          10(iii) Executive Compensation Agreement dated November 21, 1997, between Bontex, Inc. and Jeffrey C. Kostelni

          27      Financial Data Schedule.

(b.)      Report on Form 8-K:

          None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                BONTEX, INC.
                                                (Registrant)

  2-13-98                                 /s/James C. Kostelni
------------                              ---------------------------
  (Date)                                     James C. Kostelni
                                             Chairman of the Board and
                                             President

  2-13-98                                 /s/Charles W. J. Kostelni
------------                              ---------------------------
  (Date)                                     Charles W. J. Kostelni
                                             Corporate Controller and
                                             Secretary

                                EXHIBIT INDEX

4         Form of amended stock certificate for Bontex, Inc. common stock

10(i) Reverse Split Dollar Insurance Agreement dated October 31, 1997, by and between Bontex, Inc. and James C. Kostelni and Nationsbank

10(ii) Executive Compensation Agreement dated November 21, 1997, between Bontex, Inc. and Charles W. J. Kostelni

10(iii) Executive Compensation Agreement dated November 21, 1997, between Bontex, Inc. and Jeffrey C. Kostelni

27        Financial Data Schedule