Form 10-Q
period 1998-03-31
BONTEX INC
filed 1998-05-15
CIK 41052

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

                             QUARTERLY REPORT
     UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarterly Period Ended March 31, 1998

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


                               540-261-2181
           (Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES   ( x )        NO  (   )


Indicate the description and number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                             Outstanding at May 8, 1998
  Common Stock - $.10 par value                      1,572,824

                               BONTEX, INC.
                                 FORM 10-Q
                     NINE MONTHS ENDED MARCH 31, 1998


                                   INDEX



PART I.    FINANCIAL INFORMATION                                 Page No.

      Item 1.    Financial Statements

      CONDENSED CONSOLIDATED BALANCE SHEETS
      March 31, 1998 and 1997, June 30, 1997 . . . . . . . . . . . . . .3

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED
      EARNINGS
      Three Months and Nine Months Ended March 31, 1998 and 1997 . . . .4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      Nine Months Ended March 31, 1998 and 1997. . . . . . . . . . . . .5

      CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .6-8

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . 9-11


PART II.   OTHER INFORMATION

      Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . 12

      Item 4.    Submission of Matters to a Vote of Security Holders . 12

      Item 5.    Other Information . . . . . . . . . . . . . . . . . . 12

      Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                      PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
                       BONTEX, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollars in Thousands, Except Share and Per Share Data)

                                                      March 31,         June 30,
                                                     (unaudited)
                                                   1998       1997        1997
ASSETS
Current assets:
  Cash and cash equivalents                      $    807   $  1,096   $  1,373
  Trade accounts receivable, less allowance
    for doubtful accounts of $232 ($207 at
    March '97, $119 at June '97)                   10,332     11,610     13,622
  Other receivables                                   775        741        551
  Inventories                                       6,886      5,801      5,276
  Deferred income taxes                               396        320        321
  Income taxes refundable                               9          5         76
  Other current assets                                685        419        131
                                                  -------    -------    -------
      TOTAL CURRENT ASSETS                         19,890     19,992     21,350
                                                  -------    -------    -------
Property, plant and equipment:
  Land                                                368        284        347
  Buildings and building improvements               5,230      4,571      5,332
  Machinery, furniture and equipment               16,468     15,540     16,176
  Construction in progress                          1,082      1,838        808
                                                  -------    -------    -------
                                                   23,148     22,233     22,663
  Less accumulated depreciation and
    amortization                                   11,947     11,506     11,631
                                                  -------    -------    -------
    Net property, plant and equipment              11,201     10,727     11,032

Deferred income taxes                                   -        232          -
Other assets, at cost less applicable
  amortization                                        611        341        524
                                                  -------    -------    -------
      TOTAL ASSETS                               $ 31,702   $ 31,292   $ 32,906
                                                  =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                          $  8,851   $  7,543   $  8,019
  Accounts payable                                  5,950      6.967      7,521
  Accrued expenses                                  1,970      2,436      2,079
  Income taxes payable                                340        154        139
  Long-term debt due currently                        587        588        578
                                                  -------    -------    -------
      TOTAL CURRENT LIABILITIES                    17,698     17,688     18,336

Long-term debt                                      2,466      2,813      2,761
Deferred income taxes                                  55          -        108
Other long-term liabilities                           346          -        186
                                                  -------    -------    -------
      TOTAL LIABILITIES                            20,565     20,501     21,391
                                                  -------    -------    -------

Stockholders' equity:
  Preferred stock of no par value.
    Authorized 10,000,000 shares; none issued           -          -          -
  Common stock of $.10 par value. Authorized
    10,000,000 shares; issued and outstanding
    1,572,824 shares                                  157        157        157
  Additional capital                                1,551      1,551      1,551
  Retained earnings                                 9,228      8,474      9,344
  Foreign currency translation adjustment             201        609        463
                                                  -------    -------    -------
      TOTAL STOCKHOLDERS' EQUITY                   11,137     10,791     11,515
                                                  -------    -------    -------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $ 31,702   $ 31,292   $ 32,906
                                                  =======    =======    =======

See accompanying condensed notes to condensed consolidated financial statements.

                            BONTEX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                AND RETAINED EARNINGS
                    (Dollars in Thousands, Except Per Share Data)
                                     (Unaudited)

                                              Nine Months Ended   Three Months Ended
                                                  March 31,            March 31,
                                               1998      1997       1998      1997

Net Sales                                    $ 32,055  $ 35,815  $ 10,434  $ 13,097

Cost of Sales                                  22,770    24,497     7,598     8,756
                                              -------   -------   -------   -------
      Gross Profit                              9,285    11,318     2,836     4,341

Selling, General and Administrative Expenses    8,606     8,957     2,868     3,360
                                              -------   -------   -------   -------
      Operating Income (Loss)                     679     2,361       (32)      981
                                              -------   -------   -------   -------
Other (Income) Expense:

  Interest expense                                766       922       233       281
  Interest income                                 (33)       (2)       (1)       (1)
  Foreign currency exchange (gain) loss           131        (5)       25        33
  Other, net                                      (33)        7        (4)       (8)
                                              -------   -------   -------   -------
      Total Other Expense, Net                    831       922       253       305
                                              -------   -------   -------   -------
Income (Loss) Before Income Taxes                (152)    1,439      (285)      676
Income Taxes                                      (36)      576      (129)      274
                                              -------   -------   -------   -------

Net income (loss)                                (116)      863      (156)      402

Retained earnings, beginning of period          9,344     7,611     9,384     8,072
                                              -------   -------   -------   -------
Retained earnings, end of period             $  9,228  $  8,474  $  9,228  $  8,474
                                              =======   =======   =======   =======
Net income (loss) per share                  $   (.07) $    .55  $   (.10) $    .26
                                              =======   =======   =======   =======

See accompanying condensed notes to condensed consolidated financial statements.

                            BONTEX, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars In Thousands)
                                     (unaudited)
                                                            Nine Months Ended
                                                                March  31,
                                                             1998       1997
Cash Flows from Operating Activities:
  Cash received from customers                             $ 35,182   $ 38,081
  Cash paid to suppliers and employees                      (34,712)   (34,924)
  Interest received                                              68         62
  Interest paid                                                (846)    (1,026)
  Income taxes paid, net of refunds                             190       (106)
                                                            -------    -------
    Net cash provided by operating activities                  (118)     2,087
                                                            -------    -------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment               (1,382)    (1,651)
                                                            -------    -------
    Net cash used in investing activities                    (1,382)    (1,651)
                                                            -------    -------
Cash Flows from Financing Activities:
  Increase (decrease) in short-term borrowings, net           1,229       (594)
  Long-term debt incurred                                       330      2,551
  Principal payments on long-term debt and
    capital lease obligations                                  (446)    (1,867)
                                                            -------    -------
    Net cash provided by financing activities                 1,113         90
                                                            -------    -------
Effect of Exchange Rate Changes on Cash                        (179)      (145)
                                                            -------    -------
Net Increase (Decrease) in Cash and Cash Equivalents           (566)       381
Cash and Cash Equivalents at Beginning of Year                1,373        715
                                                            -------    -------
Cash and Cash Equivalents at End of Year                   $    807   $  1,096
                                                            =======    =======
Reconciliation of Net Income to Net Cash
  Provided by
  Operating Activities:
  Net income (loss)                                        $   (116)  $    863
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                               974        911
    Provision for bad debts                                     170        177
    Deferred income taxes                                      (184)       529
    Change in assets and liabilities:
      Decrease in trade accounts and other receivables        2,440      1,258
      Increase in inventories                                (1,722)      (908)
      Increase in other assets                                 (727)      (310)
      Decrease in accounts payable and
        accrued expenses                                     (1,385)      (451)
      Increase in income taxes                                  334         10
      Increase in other liabilities                              98          8
                                                            -------    -------
        Net cash provided by operating activities          $   (118)  $  2,087
                                                            =======    =======
See accompanying condensed notes to condensed consolidated financial statements.

                       BONTEX, INC. AND SUBSIDIARIES
      CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1998 AND 1997 AND JUNE 30, 1997
                                (Unaudited)



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

2. The condensed consolidated balance sheets include the following related to European subsidiaries:

                                            March 31,        June 30,
                                        1998        1997       1997
                                          (Dollars in Thousands)
      Current assets                 $ 12,954    $ 13,311   $ 14,284
      Total assets                     18,230      18,755     19,801
      Current liabilities              12,267      13,157     13,882
      Total liabilities                13,991      14,850     15,656
      Stockholders' equity              4,239       3,905      4,145

      The condensed consolidated statements of income include the following related to European subsidiaries:

                        Nine Months Ended    Three Months Ended
                           March  31,             March 31,
                        1998        1997       1998      1997
                               (Dollars in Thousands)

      Net Sales     $ 19,147    $ 21,026    $ 6,275    $ 7,585

      Net income         357         565          3        368

                       BONTEX, INC. AND SUBSIDIARIES
      CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           MARCH 31, 1998 AND 1997 AND JUNE 30, 1997 (Unaudited)


3. The last in, first out (LIFO) method of inventory pricing is used by the United States company. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first-out (FIFO) and weighted average bases. Inventories are summarized as follows:

                                           March 31,        June 30,
                                       1998        1997       1997
                                          (Dollars in Thousands)

      Finished goods                 $ 3,797     $ 3,341    $ 2,908
      Raw Materials                    2,650       2,204      2,067
      Supplies                           734         635        646
                                      ------      ------     ------
       Inventories at FIFO and
         weighted average cost         7,181       6,180      5,621
                                      ------      ------     ------
      LIFO reserves                     (295)       (379)      (345)
                                      ------      ------     ------
                                     $ 6,886     $ 5,801    $ 5,276
                                      ======      ======     ======

4. Material changes in reported financial instruments and market risks since the most recent fiscal year end report of June 30, 1997 are presented as follows:

During the first quarter of fiscal year 1998, the Company began on a limited basis to manage its exposure to pulp price changes with pulp futures. In accordance with hedge accounting, gains or losses will be recorded as a component of the underlying inventory purchase, since these contracts effectively meet the risk reduction and correlation criteria. Gains or losses on hedges that are terminated prior to the execution of the inventory purchase are recorded in inventory until the inventory is sold. The following table provides certain information regarding the Company's pulp inventory and futures contracts that are sensitive to changes in pulp prices. For inventory, the table presents the carrying amount and fair value at March 31, 1998. For futures contracts, all of which mature within the next year, the table presents the notional amounts and fair value at March 31, 1998.

Balance Sheet Commodity Pulp Position and Related Derivatives Held for Other Than Trading (dollars in thousands) at March 31, 1998:

                       Carrying Amount Fair Value
Pulp Inventory             $ 1,835    $ 1,835

Futures Contacts (Long)    $ 1,403    $ 1,207

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

5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS") and requires restatement of prior years' EPS data previously presented. Adoption of SFAS No. 128 by the Company at December 31, 1997 did not have any effect on current or prior years' EPS data presented due to

                       BONTEX, INC. AND SUBSIDIARIES
      CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           MARCH 31, 1998 AND 1997 AND JUNE 30, 1997 (Unaudited)


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

6. Stock option activity during the nine months ended March 31, 1998 is as follows:

                                           Number of    Weighted-Average
                                             Shares      Exercise Price
      Balance at June 30, 1997               80,000          $ 4.50
      Granted                                40,000            5.63
                                            -------          ------
      Balance at March 31, 1998             120,000          $ 4.88
                                            =======          ======

At March 31, 1998, there were no additional shares available for grant under the Company's Stock Option Plan.

                       BONTEX, INC. AND SUBSIDIARIES
        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
         FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 1998
                                (Unaudited)

Except for historical data set forth herein, the following discussion contains certain forward-looking information. The Company's actual results may differ significantly from the projected results. Factors that could cause or contribute to such differences include, but are not limited to, level of sales to key customers, actions by competitors, fluctuations in the price of primary raw materials and foreign currency exchange rates and political and economic instability in the Company's markets.


RESULTS OF OPERATIONS

The results of operations for the first nine months of fiscal 1998 are significantly lower than last year. During the first nine months of fiscal 1998, the Company generated a consolidated operating income of $679,000 and a net loss of $(116,000) or $(.07) per share, as compared to the prior year first nine months operating income of $2.4 million, and net income of $863,000 or $.55 per share.

Consolidated net sales for the first nine months decreased $3.8 million or
10.5 percent to $32.1 million, as compared to the corresponding period last year. If exchange rates had not changed, net sales would have decreased by $480,000 or 1.3 percent. The overall decrease in net sales, excluding the effects of translation adjustments, was mainly due to the decline in sales to Asian and North and South American markets. There are several factors adversely impacting the Company's sales. First, the financial situation in Asia has resulted in a decline in demand for footwear products in that region of the world, as described in further detail in the Financial Situation in Asia section. Furthermore, it has been well publicized that the world's largest athletic footwear company has excessive inventory levels globally, which has had a significant negative impact on the overall market. The athletic footwear category represents one of the largest footwear segments globally. Additionally the year's winter was somewhat more mild than usual in North America and Europe, which has had a negative impact on sales of footwear at the retail level.

The third quarter of fiscal 1998 was not a positive quarter as compared to the prior year. During the third quarter, consolidated net sales decreased $2.7 million or 20.3 percent to $10.4 million; operating income decreased $1 million to a loss of $32,000; and net income declined to a loss of $(156,000) or $(.10) per share from net income of $402,000 or $.26 per share last year.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the first nine months of fiscal 1998 decreased compared to the same period last year from 31.6 to 29.0 percent. This drop in gross margin is mainly due to higher pulp costs and lower sales. The company's profitability is volume sensitive.

Selling General & Administrative (SG&A) expenses as a percent of net sales increased from 25.0 percent to 26.9 percent, as compared to the corresponding prior year. The increase in SG&A percentage is mainly due to sales declining at a higher rate than related expenses.

FINANCIAL CONDITION

Management believes that the consolidated financial condition of the Company remains positive. Due to the operating loss and currency translation adjustments, consolidated equity decreased $378,000 from June 30, 1997 and totaled $11.1 million at the end of March, 1998. From June 30, 1997 to March 31, 1998, working capital decreased to $2.2 million from $3.0 million, because of a decrease in trade account receivables, negative operating results, capital additions and foreign currency exchange fluctuations. The fluctuations in foreign currency exchange rates resulted in a translation decrease of $2.0 million in total assets as compared to June 30, 1997.

The cash balance mainly reflects the Company's financing and hedging position at European Operations.

Trade accounts receivables decreased from June 30, 1997 to March 31, 1998 by $3.3 million to $10.3 million, mainly because of the collection of higher sales from the fourth quarter of fiscal 1997, lower sales in fiscal 1998 and foreign currency translation adjustments.

Inventories at March 31, 1998 increased $1.6 million to $6.9 million, as compared to June 30, 1997, mainly due to the forward purchasing of certain raw materials to defer anticipated price increases.

The $485,000 increase in total property, plant and equipment from June 30, 1997 to March 31, 1998 is largely due to additions relating to an environmentally mandated project for air treatment, flood control and other process equipment projects at the Company's manufacturing facilities.

The increase in other current assets relates to the deposits held by brokers for pulp futures. These deposits did not exist last year because the Company did not utilize pulp futures for hedging purposes.

As a result of the decrease in various financial ratios, the Company is not in compliance with certain debt covenants relating to a credit facility. Management is currently working with the lender to revise the ratios to levels that will result in compliance at June 30, 1998, when the lender verifies ratios per the loan agreement.


FINANCIAL INSTRUMENTS

The Company utilizes derivatives and other financial instruments in the normal course of business. By their nature, all such instruments involve risk, and the Company's maximum potential loss may exceed amounts recorded in the balance sheet.

The Company is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. In the past, the Company has primarily used such derivative financial instruments for the purpose of hedging only currency and interest rates exposures. For further information concerning the aforementioned financial instruments, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

As part of the Company's Risk Management Program, the Company has explored various alternatives to manage its exposure to highly volatile pulp prices, the primary raw material for the Company's cellulose products. Historically, the Company's primary method of hedging its exposure to pulp price changes was through forward purchasing. During the previous several months, the Company has investigated the new futures market for pulp. In connection with purchasing pulp for future manufacturing requirements, the Company has entered into a number of pulp futures contracts, as management deemed appropriate, to reduce the effects of price fluctuations.

Additionally, the Company has used certain contracts to fix latex cost. Bontex is in the process of closing out a number of these contracts without physical delivery. There is a possibility that there could be some financial considerations due to this situation, however, it is too early to quantify an amount. Management expects to resolve this situation in the near future.

These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results.


FINANCIAL SITUATION IN ASIA

The financial situation in Asia relates to the recent Asian currency and economic crisis. During the previous several months, the currencies of a number of key Asian countries, including Korea, Indonesia and Thailand, have devalued, resulting in an economic slowdown. Asia is the largest market for Bontex type products, as over 68 percent of the world's footwear is manufactured in Asia. Over the previous three years, approximately a third of the Company's consolidated sales have been derived from customers in Asia. Accordingly, the deteriorating situation in Asia will continue to negatively impact the Company's operations.

In assessing the overall impact of the situation in Asia, management believes sales and profits will decrease in the near term, because of, among other things, falling demand for footwear products sold in Asia. Management cannot at this time accurately quantify the adverse impact of the situation in Asia on the Company's sales and profitability. Management's assessment is based on a number of relevant sources, including information from key customers, current sales trends, and other industry sources.


YEAR 2000 ISSUE

The Year 2000 issue relates to computer programs using two digits rather than four to define the applicable year. Date-sensitive software using a date "00" may recognize the year as 1900 rather than the year 2000, which may result in system failures or miscalculations causing disruptions of operations, including, among other things, temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company believes that there are no material adverse implications to the operations of the Company concerning the Year 2000 Issue. However, as part of the Company's planned capital projects, the Company is in the process of upgrading its computer system and software. The total cost of the project, which will be capitalized, is estimated to approximate $160,000, and the Company plans to have the computer project completed before December 31, 1999.

The cost of the project and the date on which the Company plans to complete the system upgrade is based on management's best estimates. However, there can be no guarantee that these estimates will be achieved, and actual results could differ significantly from those plans. Furthermore, the Company may be vulnerable to third parties' failure to remediate their own Year 2000 Issue. The Company has initiated communication with significant suppliers and large customers to assess the Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted or that a failure to convert by a supplier, customer or other third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.


ACCOUNTING PRONOUNCEMENTS

There have been no other accounting pronouncements issued during the period that would have a material effect on the consolidated financial position, results of operation or liquidity of the Company.

                        PART II.  OTHER INFORMATION

                               BONTEX, INC.
                                 FORM 10-Q


Item 1.    Legal Proceedings

On March 17, 1998, a Complaint was filed in the Superior Court of New Jersey, Law Division, Essex County, by Patricia Surmonte Tischio, a director of Bontex, Inc. (the "Company"), against the Company, James C. Kostelni, the President and Chief Executive Officer of the Company, and Mr. Kostelni's spouse. Both Mrs. Tischio and Mrs. Kostelni are daughters of the Company's founder and serve as co-executors and co-trustees of, and are designated beneficiaries under, an estate and certain trusts which, in the aggregate, beneficially own approximately 43 percent of the Company's outstanding common stock.

Mrs. Tischio's Complaint sets out various counts relating to the defendants' alleged breach of and/or interference with an alleged contract relating to Mr. Tischio's employment with the Company and seeks unspecified damages and declaratory and other relief. Management believes that Mrs. Tischio's claims are without merit and intends to vigorously defend the lawsuit.

Mrs. Tischio also has notified the Company's Board of Directors that she expects to take part in separate litigation in the near future to enforce her separate rights as a Company shareholder. Mrs. Tischio has complained to the Board of Directors of mismanagement and misconduct on the part of Mr. Kostelni and certain other Company officers and directors. In response to these allegations, the Company has formed a special committee of independent directors, which engaged independent counsel, to investigate Mrs. Tischio's allegations. This special committee has not yet issued its written report to the Board, but is expected to do so before year-end.


Item 4.    Submission of Matters to a Vote of Security Holders

           None


Item 5.    Other Information

           None


Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:

                 3(i)  Bylaws of the Company, as amended.

                 27    Financial Data Schedule.

           (b)   Report on Form 8-K:

                 Form 8-K dated March 6, 1998 relating to listing status of Bontex, Inc's common stock on the Nasdaq National Market.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BONTEX, INC.
                                  (Registrant)

  5-13-98                         s/James C. Kostelni
--------------                    ---------------------------
  (Date)                          James C. Kostelni
                                  Chairman of the Board
                                  and President

  5-13-98                         s/Charles W.J. Kostelni
--------------                    ---------------------------
  (Date)                          Charles W.J. Kostelni
                                  Corporate Controller and
                                  Corporate Secretary

                               EXHIBIT INDEX


3(i)       Bylaws of the Company, as amended

27         Financial Data Schedule