Form 10-K405
period 1997-06-30
BONTEX INC
filed 1998-09-28
CIK 41052

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year                                  Commission File
      ended June 30, 1998                                  Number 0-5200

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

Securities registered pursuant to Section 12(b) of the Act:None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K   ( x )

Aggregated market value of the voting stock held by non-affiliates of the
Registrant: $2,273,580 at August 31, 1998

On August 29, 1998, the Registrant had 1,572,824 shares of $.10 par value common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Registrant's Annual Report to Stockholders are incorporated by reference into Parts I and II hereof.

(2) Portions of the Registrant's Proxy Statement dated September 23, 1998 issued in connection with the annual meeting of shareholders to be held October 22, 1998 are incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS


                                    PART I

ITEM
      PAGE

1.    Business...............................................................3
2.    Properties.............................................................8
3.    Legal Proceedings..................................................... 9
4.    Submission of Matters to a Vote of Security Holders....................9


                                    PART II


5.    Market for the Registrant's Common Equity and Related Stockholder
        Matters ............................................................11
6.    Selected Financial Data ..............................................11
7.    Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................11
7A.   Quantitative and Qualitative Disclosures About Market Risk............11
8.    Financial Statements and Supplementary Data...........................11
9.    Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ...............................................12


                                   PART III


10.   Directors and Executive Officers of the Registrant....................12
11.   Executive Compensation ...............................................12
12.   Security Ownership of Certain Beneficial Owners and Management........12
13.   Certain Relationships and Related Transactions........................12


                                    PART IV


14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......13

                                    PART I


ITEM 1.     BUSINESS

      On January 2, 1997, the Company completed a plan which changed, among several items, its name to Bontex, Inc. from Georgia Bonded Fibers, Inc. For further information see General Business below.

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

GENERAL BUSINESS

      Bontex, Inc. (all references hereinafter to the "Registrant," "Company" or "Bontex" refer collectively to Bontex, Inc. and its wholly-owned and majority-owned subsidiaries unless otherwise indicated by context) was incorporated in June 1946 under the laws of the State of New Jersey. The Company originally began as a leather processing operation, and today, Bontex is a leading worldwide manufacturer and distributor of uncoated and coated elastomeric wet web impregnated fiberboard products. The Company's products are generally described by the trademark BONTEX, and are marketed to various industries, including footwear, headwear, luggage, leathergoods, allied industries, belt backing, gasketing, furniture, electronic integrated component packaging, and automotive industries. Bontex is a market leader in many of the areas in which the Company competes.

      The Company has been negatively affected by the publicized situation in Asia related to the currency and economic crisis. During the past twelve months, the currencies of a number of key Asian countries, including Korea, Thailand, and Indonesia, have devalued. The devaluations against the US dollar have made locally sourced materials less expensive, in some cases, than Bontex products. This has put additional pressure on margins and has negatively affected sales as noted in Management's Discussion and Analysis incorporated by reference in Part II, Item 7 of this report. Sales have also been negatively impacted by excessive inventories of footwear that have led to a reduction of footwear production. Even though economic conditions in Asia have reduced our near-term growth expectations, management believes that the market ultimately will rebound. A two-year correction period is expected by many experts in relation to the global shoe inventory. Nonwoven materials, however, continue to erode sales of cellulose based products. Bontex is placing greater emphasis on the marketing of nonwoven products, and working to develop new markets for cellulose in an effort to increase sales.

      On January 2, 1997, the Company received the final State regulatory approvals of its proposal, which was adopted by the Company's stockholders at the Annual Meeting of Stockholders held on November 7, 1996, to change the state of incorporation of the Company to Virginia and effect Amended and Restated Articles of Incorporation (the "Reorganization"). As a result of the restructuring, the Company was reincorporated as a Virginia corporation, with its principal place of business at One Bontex Drive, Buena Vista, Virginia 24416-1500, and the name of the Company was changed to "Bontex, Inc." The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol "BOTX." The restructuring did not result in any material change in the business, management, assets, liabilities, or net worth of the Company. For further information, refer to Report on Form 8-K, Reorganization of Georgia Bonded Fibers, Inc., dated January 2, 1997, and Proxy Statement for meeting of Shareholders held on November 7, 1996.

ORGANIZATION

      The Company maintains corporate headquarters, manufacturing, converting, sales office, and a warehouse facility in Buena Vista, Virginia; a wholly-owned manufacturing subsidiary, Bontex S.A., Stembert, Belgium; a wholly-owned distribution and converting subsidiary, Bontex Italia S.r.l., Villafranca, Verona, Italy; a wholly-owned distribution subsidiary, Bontex de Mexico, S.A. de C.V., Leon, Mexico, and a majority owned distribution subsidiary, Bontex Hong Kong Limited, Hong Kong; and sales office and warehouse in Newark, New Jersey, which the Company plans to sell during fiscal year 1999, but currently is still in use. See the discussion under "Item 2. Properties," below. The Company utilizes a wholly-owned foreign sales corporation organized and existing under the laws of the Virgin Islands to facilitate export sales. Additionally, Bontex maintains a network of liaison offices, Bontex Korea, Bontex Taiwan, Bontex China, Bontex Indonesia, Bontex Philippines, and Bontex Australia to service Asian markets.

      The Company employs 97 full-time and 2 part-time employees in Buena Vista, Virginia; 2 full-time and 1 part-time employees in Newark, New Jersey; 75 full-time and 3 part-time employees in Belgium; 9 full-time employees in Italy; 2 full-time and 1 part-time employees in Mexico and 1 full-time employee in Hong Kong. Revenue per employee was approximately $230,000 and $257,000 in fiscal years 1998 and 1997, respectively.

      There is no labor union at the United States operations and management knows of no union activity at the present time. There are labor unions at the Company's European operations. Although the Company believes that relations with its employees are positive, there can be no assurance that the Company will not experience work stoppages in the future.

PRODUCTS

      BONTEX elastomeric wet web fiberboard materials are primarily used as an insole material in footwear, as well as visorboard in headwear, dielectric sealing base in automotive door panels, backing substrate, stiffener and laminating base in luggage, leathergoods, and allied products. All BONTEX fiberboard products are designed to be "environmentally-friendly," because Bontex uses recycled and primary cellulose fibers originally derived from trees, a renewable resource. Bontex has the American Podiatric Medical Association
(APMA) Seal of Acceptance for BONTEX elastomeric wet web products, BONFOAM, SUREFOAM, and MAXXON, cushion insole materials. BONFOAM, SUREFOAM, and MAXXON trademarks are the sole property of the Registrant. The podiatric seal of acceptance is granted after stringent clinical and laboratory tests have been carried out on approved products which demonstrate conformity to APMA guidelines, and assist in foot health and comfort. The APMA Seal of Acceptance for approved BONTEX products should enhance product acceptance in the marketplace. Bontex has the SATRA Quality mark and laboratory accreditation at its Belgium facility.

      Bontex USA manufactures uncoated and coated BONTEX fiberboard products; breathable (moisture vapor transmission) cushion foams, that are marketed under trademarks BON-FOAM, MAXXON and SURE-FOAM, and are sold in a variety of grades for use as shock absorbing insole material; BONTEX 200 RECYCLED and BONTEX 300 RECYCLED, which are produced from 100 percent recovered paper with a minimum 80 percent "post-consumer waste" for use in footwear, visorboard in headwear, a backing substrate, stiffener pieces and laminating base; BON-PEL, a hybrid nonwoven substrate, which is exceptionally strong and flexible; BONTEX 48 MA, an uncoated visorboard for use in military headwear, which has been approved by NATICK military laboratory. Bontex USA also combines certain products, such as foams, fabrics, and vinyls, with BONTEX fiberboard. Additionally, Bontex USA is the exclusive distributor globally to the footwear industry of an expanded polyurethane material manufactured by Aero E.A.R. Specialty Composites, under the trademarks MAXXON LS and CONFOR. MAXXON LS and CONFOR have moisture vapor transmission characteristics and are used for sock-linings and cushion insoles in various types of footwear. CONFOR is a trademark of E.A.R. Specialty Composites. Bontex also markets a range of nonwoven products, produced by Biagioli of Italy, under the name Bonstitch.

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

      The Company's research efforts are directed primarily toward developing new products, and processing techniques, and improving product performance, often in close association with customers. The Company customizes many composite products with BONTEX fiberboard products. These products have increased sales of combination packages, primarily designed to take advantage of the current increased emphasis on comfort in footwear products. A series of dual-density (two-layer) foam packages have been designed, and management believes that sales of these products have been positive since their introduction.

      Bontex has completed implementation of the International Organization for Standardization quality assurance system ISO 9001 at both the United States and Belgium manufacturing facilities. Bontex SA was certified ISO 9001 during 1996, and Bontex USA during 1997. The impact of ISO 9001 on sales is anticipated to be minimal; however, management regards ISO 9001 qualification as important to maintaining a competitive edge in quality globally.

COMPETITION

      The industry in which the Company operates is highly competitive. Participants in the industry compete through quality and price, including the ability to control costs, risk management, innovation, and customer service. Presently, it is management's opinion that the Company offers superior product quality and customer service in major markets globally. In the United States, there is one other manufacturer of BONTEX type material. There are, however, other materials which may be substituted for the same applications. The Company estimates that during fiscal 1998 year, its products were in approximately 45 to 50 percent of non-rubber footwear manufactured in the United States. This estimate is based on Footwear Industries of America (FIA) data as to total sales.

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

      There are a number of manufacturers of elastomeric fiberboard materials in Asia; however, there are fourteen major competitors operating in Taiwan and the Peoples Republic of China, which impacts selling prices. There is a 5 percent duty on BONTEX products going into Taiwan. The Company has petitioned the US trade representatives to eliminate these duties. Bontex has received notification that the Republic of China (R.O.C.) has agreed to reduce and phase-out these duties, but no definitive time-frame has been announced.

      As there are many customers globally who purchase BONTEX and convert it into innersoles and other application components, the actual total worldwide market penetration is difficult to estimate.

RISK MANAGEMENT PROGRAM

      In areas where Bontex has exposure to foreign currency risk, the Company attempts to manage these risks with its Risk Management Program (RMP) implemented in 1995. The general policy for the RMP is to match currency denominations of the Company's assets and liabilities. The RMP has proven to be effective in reducing the Company's exposure to fluctuations in currency exchange rates, in most cases, and, in some cases in pulp prices. However, some exposure remains and as such Bontex continues to have some gains and losses related to currency fluctuation. The Mexican peso and Canadian dollar are examples of currencies for which effective hedging is not available in a cost efficient manner and Bontex is currently forced to accept the risk of doing business in these and other such markets. The $141,000 increase in exchange losses during 1998 are mainly due to declines in value of the Mexican peso, Canadian dollar and the overall strength of the US dollar during that period. Bontex has made limited use of the Pulpex Pulp Futures Exchange to help reduce our exposure to changes in pulp prices.

TRADEMARKS

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

PRODUCTION AND SALES

      Refer to Note 3 of Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders wherein information is provided regarding foreign and domestic operations and export sales for the last three fiscal years. Such information is incorporated in Part II, Item 8 of the report by reference, pursuant to General Instruction G(2).

      Historically, Bontex has had a significant global presence, and one of its major strategic objectives is to continue to expand this presence. The Company's sales are diversified among a large customer base, as well as numerous geographic regions. Asia, where an estimated 70 percent of global shoe production occurs, is the largest market for Bontex products. The Company has one of the largest customer bases in the industries we serve. The Company offers a wide range of elastomeric products for use in a variety of applications. However, the majority of the Company's sales are to the footwear industry. The Company intends to continue its strategy of developing and broadening non-footwear sales.

      Credit terms offered by the Company to meet competition have been longer than terms normally available to the Company from its vendors. Some seasonality exists in that the second half of each fiscal year is usually more productive and consequently more profitable than the first half. This seasonality is largely because of customers' buying cycles with scheduled vacations, shutdowns, and holidays, which normally occur during the first half of each fiscal year. Substantially all sales to Asia are denominated in US dollars, negotiated letters of credit and sight drafts, and are covered by foreign credit insurance. During the past three years, no single customer accounted for 10 percent or more of the Company's consolidated net sales.

      Foreign operations, principally in Belgium and Italy, constitute a significant portion of the Company's business. Production of BONTEX elastromeric fiberboard products is allocated between the United States and Belgium manufacturing facilities based on such factors as availability of capacity, production efficiencies, logistical considerations, and foreign currency exchange rates. The Company is currently operating at less than full capacity. During the past three fiscal years, approximately 40 percent of total production was manufactured in the United

States. The backlog of firm orders in the United States at the end fiscal 1998 was about four weeks production or approximately $1.36 million in sales. The current backlog at Bontex USA is approximately two weeks. In Europe, the backlog at the end of fiscal 1998 was about four weeks production or approximately $1.0 million in sales. The present estimated backlog at Bontex S.A. is four weeks. The Company expects all the orders in the backlog will be manufactured and shipped during the next fiscal year.

      The Company sells most of its products directly to customers through its own sales force and commissioned sales representatives throughout the United States. The Company also sells products through distributors and other intermediaries who may convert and resell these products to others. Bontex USA mainly services North and South America, as well as certain Asian markets. Over the past three years, Bontex USA's export sales to markets outside of the United States have increased from 46% to 62%. This primarily reflects the decline of the domestic market and continued emphasis on overseas markets. Bontex USA maintains leased bonded warehouses in St. Louis, Missouri; Leon, Mexico; Cambridge, Ontario, Canada; and Montreal, Quebec, Canada. The Company established Bontex de Mexico, S.A. de C.V., as a marketing distribution company in Leon, Mexico to directly facilitate sales in Mexico. Currently, sales in Mexico are not significant and have not grown as planned due to the devaluation of the peso.

      Bontex S.A. markets its products through distributors and sales representatives in most countries in Europe, Central and Eastern Europe, Africa, the Middle East, as well as certain Asian markets. The Company's wholly-owned subsidiary, Bontex Italia S.r.l., services the Italian market directly and through localized converters and commissioned representatives. Over the past few years a greater portion of footwear, especially athletic shoes, is strobel stitched using nonwoven materials in place of Bontex cellulose type products. In fiscal 1998, the Company began successfully marketing Bon-stitch, a range of nonwoven materials. The Company plans to expand its strategic alliances to further leverage our Bontex trademark and marketing capabilities.

      The Company maintains six Bontex liaison offices in select Asian markets, a network of sales representatives in various countries where BONTEX is marketed, as well as leased bonded warehouses in Korea, Taiwan, and the Peoples Republic of China. For certain of its foreign markets, the Company uses individual distributors. One distributor represents approximately 10.8 percent of the Company's net consolidated sales, and the Company believes that it is well positioned to replace any of these distributors without materially impacting the Company's marketing or financial operations. The Bontex liaison office in Australia continues to perform the coordination of Asian operations covering, among other countries, Japan, Korea, Taiwan, Hong Kong, Philippines, Indonesia, New Zealand, Australia, Singapore and Malaysia. The Company has established a sales subsidiary, Bontex Hong Kong Limited, in Hong Kong, to replace a distributor for Hong Kong and the PRC New Territories.

STATUS OF PROPOSED PROJECT IN MALAYSIA

      On July 27, 1994, the Company's Board of Directors authorized management to investigate the establishment of a manufacturing facility in Malaysia. Bontex Sdn Bhd was incorporated during fiscal 1996, and was considered not only as a way of enabling the Company to strengthen its presence in Asia, but also to expand its global manufacturing network. Due to economic conditions in Asia and in the footwear industry, Bontex Sdn Bhd will be dissolved as per resolution of the Company's Board of Directors dated August 27, 1998.

MATERIALS AND SUPPLIES

      The Company purchases a broad range of raw materials sourced throughout the world in connection with its manufacturing activities. More than one supplier is available for all major raw materials. Bontex S.A. appears to have available and receives adequate quantities of water and steam for processing. The manufacturing facility in the United States has an adequate supply of processing water from wells and river sources.

      The Company attempts to minimize the effects of cyclical changes in raw material costs through purchase contracts, forward purchasing, pulp futures and the application of technologies to improve process efficiencies. Principal cost factors include the cost of raw materials, specifically pulp and latex, two primary raw materials for the Company's products. The price of pulp and latex increased by approximately 100 percent and 56 percent, respectively, during the eighteen months leading up to December 31, 1995. In January 1996, pulp prices declined to approximately $500 per ton. Currently pulp prices are trending lower and are around $500 per ton in some cases. Management intends to continue to prudently apply technology to manufacture high quality products while attempting to reduce costs in all areas of operations in an effort to maintain competitive selling prices. There can be no assurance, however, that increased raw material prices will not continue to have an adverse effect on the Company's operations or competitive position in the future.

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

REGULATORY AND ENVIRONMENTAL MATTERS

      As with other related manufacturers, the Company is subject to regulations by various federal, state, foreign and local agencies concerning compliance with environmental control statutes. These regulations impose limitations on the use of chemicals in manufacturing processes and discharge of effluent and emissions into the environment, and establish standards for solid and hazardous waste disposal, treatment, and storage, as well as require the Company to obtain and operate in compliance with the conditions of environmental permit. The Company believes that it is in substantial compliance with such existing domestic and foreign environmental statutes and regulations. Failure to comply with applicable environmental control standards could result in interruption of operations or could require additional expenditures at these facilities.

      In recent years, various agencies have increased their screening and testing the effects of chemicals or mixtures, including those that occur naturally. The Company's product formulations, in some instances, may include compounds that are or will be subject to these tests. The Company continually devotes significant resources to improve product formulation for, among other things, comfort, health, cost, quality and other performance features.

      The Company has made and intends to continue to make capital investments, operating expenditures, and production adjustments in connection with compliance with environmental laws and regulations. Since the Company is essentially comprised of two fiberboard plants, Bontex USA and Bontex S.A., water quality discharge remains a primary environmental concern. Both plants are operating new waste water treatment facilities, which the Company believes to be operating within compliance of applicable environmental requirements.

      Bontex USA is also impacted by regulations concerning air emissions relating to the operation of certain coating and converting equipment. The Company entered into a Consent Order with the Virginia Department of Environmental Quality pursuant to which the Company committed to take appropriate corrective action with respect to air quality emissions and to achieve compliance by December 31, 1997. The air emission control equipment has been installed at a cost of approximately $456,000 and appears to be operating within compliance of applicable environmental requirements.

      The actual costs of future environmental compliance may differ from projected costs due to, among other things, continued emergence of new environmental laws and regulations and improving efficiencies in environmental control or process technology developments.

ITEM 2.     PROPERTIES

      For information about liens and security interests held by banks on the Company's properties, see Note 4 of Notes to Consolidated Financial Statements contained in the Company's 1998 Annual Report to Stockholders, incorporated in
Part II, Item 8 of the Report by reference, pursuant to General Instruction
C-(2).

      The properties of the Company consist primarily of plant and equipment to manufacture and distribute the Company's products. The Company's corporate headquarters, manufacturing and converting facility in Buena Vista, Virginia continue to be modernized, upgraded, and expanded. In Stembert, Belgium, the subsidiary's plant is one of the most modern in the world for producing BONTEX type products, and the Company continues to invest in new equipment to maintain its high capacity and high level of efficiency. Bontex Italia S.r.l. operates from a modern distribution facility with new converting equipment. During fiscal 1998, the Company spent approximately $1.2 million, $1.1 million and $43,000 to refurbish, upgrade and install equipment at Bontex USA, Bontex S.A., and other subsidiaries, respectively.

      In Newark, New Jersey, the Company owns an office building and warehouse. A sales office is maintained at the Newark building, and the warehouse has been used for the distribution of the Company's products in the northeastern region of the United States. In June 1997, the Company's Board of Directors, in response to decreasing demand in the domestic markets, approved a plan to restructure the Company's operations in the Northeast. The restructuring plan focuses on the Company's Newark, New Jersey operation and will involve closing the Company's current Newark warehouse facility. The Company expects the restructuring to generate significant operating efficiency improvements which should contribute to the long-term profitability of the Company. The Company plans to dispose of the warehouse facility within the next year. The related restructuring charges at June 30, 1998 are immaterial to the financial statements, because the net realizable value of the Newark warehouse facility exceeds the net carrying amount. Future cash outlays and expenditures for the restructuring are not expected to be material.

      The total cost of capital expenditures, including the capital expenditures planned for environmental regulations at both Bontex USA and Bontex S.A. as discussed in the previous section regarding regulations, is estimated not to exceed $900,000 for fiscal year 1999. The Company believes that cash generated from operations and current credit facilities will be sufficient to meet these capital requirements.

      The Company continues to manage the utilization of its assets in an effort to meet global growth objectives, marketplace forces, productivity and technology changes. The Company considers all its properties well maintained, and adequate for present and future requirements.

ITEM 3.     LEGAL PROCEEDINGS

      On March 17, 1998, a Complaint was filed in the Superior Court of New Jersey, Law Division, Essex County, by Patricia Surmonte Tischio, a director of Bontex, Inc. (the "Company"), against the Company, James C. Kostelni, the President and Chief Executive Officer of the Company, and Mr. Kostelni's spouse. Both Mrs. Tischio and Mrs. Kostelni are daughters of the Company's founder and serve as co-executors and co-trustees of, and are designated beneficiaries under, and estate and certain trusts which, in the aggregate, beneficially own approximately 43 percent of the Company's outstanding common stock.

      Mrs. Tischio's Complaint sets out various counts relating to the defendants' alleged breach of and/or interference with an alleged contract relating to Mrs. Tischio's employment with the Company and seeks unspecified damages and declaratory and other relief. Management believes that Mrs. Tischio's claims are without merit and intends to vigorously defend the lawsuit.

     Mrs. Tischio also has notified the Company's Board of Directors that she expects to take part in separate litigation in the near future to enforce her separate rights as a Company shareholder. Mrs. Tischio has complained to the Board of Directors of mismanagement and misconduct on the part of Mr. Kostelni and certain other Company offices and directors. In response to these allegations, the Company formed a special committee of independent directors, which engaged independent counsel, to investigate Mrs. Tischio's allegations. Following its investigation, the special committee issued a written report to the Board finding Mrs. Tischio's allegations to be materially unfounded.

      In the normal course of business, the Company is subject to proceedings, lawsuits and other claims which are subject to many uncertainties, for which their outcomes are not predictable with assurance. There are no legal proceedings, lawsuits or other claims pending against or involving the Company which, in the opinion of management, will have a material adverse impact upon the consolidate results of operations or financial condition of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executives of the Registrant:

      Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 1998.

     The names, ages and positions of the executives of the Company as of September 23, 1998 are listed below with their business experience with the Company for the past five years. Executive officers are appointed annually by the Board of Directors at the annual meeting of stockholders. There is no agreement or understanding between any executive and any other pursuant to which the executive was selected. Mr. James C. Kostelni is the brother-in- law to Mrs. Patricia S. Tischio. Mr. Jeffrey C. Kostelni and Mr. Charles W. J. Kostelni are the sons of Mr. James C. Kostelni and the nephews of Mrs. Patricia S. Tischio.

     Previous and present duties and responsibilities:

                                    Position and Business
   Name and Age                     Experience for Past Five Years
   ------------                     ------------------------------

James C. Kostelni, 63               Chairman of the Board, President, and Chief
                                    Executive Officer of the Company (since
                                    1994), President and Chief Operating
                                    Officer (since 1971).  Mr. Kostelni has a
                                    Bachelor of Science Degree in Business
                                    Administration. Director.

Jeffrey C. Kostelni, 32             Chief Financial Officer and Treasurer (since
                                    1994); General Sales Manager of Bontex
                                    S.A., a subsidiary of the Company in
                                    Belgium (since 1995) and Assistant
                                    Controller (1993-1994) of the Company.
                                    Mr. Kostelni has a Bachelor of Science
                                    Degree in Accountancy and is a Certified
                                    Public Accountant. Director.

Charles W. J. Kostelni, 34          Corporate Controller (since 1996); prior
                                    thereto, Assistant Controller Corporate
                                    Secretary (since 1997) (since 1994); prior thereto, Assistant Vice President, Union
                                    Bank of Switzerland, New York and
                                    Associate Investment Banker, Chase
                                    Manhattan Bank, New York.  Mr. Kostelni
                                    has a Bachelor of Science Degree in
                                    Accountancy and is a Certified Public
                                    Accountant.

David A. Dugan, 51                  Controller (since 1988) and Corporate
                                    Secretary (since 1993 to 1997) of the
                                    Company; prior thereto, Assistant Corporate
                                    Secretary of the Company (1991-93).  Mr.
                                    Dugan has a Masters in Business
                                    Administration and is a Certified Public
                                    Accountant.

Patricia S. Tischio, 59             Office Manager (since 1989) of the
                                    Company.  Mrs. Tischio has a Bachelor of
                                    Arts Degree in English. Director.

Larry E. Morris, 52                 Technical Sales Director (since 1998) of the
                                    Company; prior thereto, Technical
                                    (1983-98), Sales Director (since 1993-98)
                                    and Manufacturing Director of the Company
                                    (1983-1993). Director.

Michael J. Breton, 58               Corporate Director of International
                                    Operations of the Company (since 1993),
                                    and General Manager of Bontex S.A., a
                                    subsidiary of the Company (since 1987);
                                    prior thereto, Director of European
                                    Operations (1987-1993).  Mr. Breton has a
                                    Bachelor of Science Degree in Paper
                                    Technology. Director.



                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      The information set forth under the caption "Common Stock and Dividend Data" on page 5 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference, pursuant to General Instruction G(2).

      The following lists the securities sold by Bontex within the past three years which were not registered under the Securities Act of 1933:

      On January 22, 1997, as part of the Executive Compensation Agreement between Bontex, Inc. and James C. Kostelni, President and Chief Executive Officer of the Company, Mr. Kostelni was granted a stock option to purchase up to 80,000 shares of the Company's common stock at a price of $4.50 per share, which was the fair market value of the shares on the date of grant. The option was exercisable on the date of grant and had a maximum term of ten years. The option was granted in a private placement in reliance on Section 4(2) under the Securities Act of 1933.

      On November 21, 1997, each of Jeffrey Kostelni and Charles Kostelni was granted an option to purchase up to 20,000 shares of Company common stock at a price of $5.63 per share, which was the fair market value of the shares on the date of grant. The options were exercisable from the date of grant and had a maximum term of ten years. The options were granted in a private placement in reliance on Section 4(2) of the Securities Act of 1933.

      On July 1, 1998, all of the above options were canceled, unexercised, upon voluntary agreement of the parties, in order to expedite the Company's application to transfer its common stock listing from The Nasdaq Stock Market to the Nasdaq SmallCap Market. A proposal is being presented at the Company's 1998 Annual Stockholders Meeting to issue new options to replace the canceled options. Such new options will not be issued unless their issuance is approved by the shareholders.

ITEM 6.     SELECTED FINANCIAL DATA

      The five year data for the fiscal years 1998, 1997, 1996, 1995, and 1994 are included in the "Summary of Selected Ten Year Data" on page 5 of the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference, pursuant to General Instruction G(2).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      "Management's Discussion and Analysis " on pages 6 through 10 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Quantitative and qualitative disclosures about market risk in "Management's Discussion and Analysis" on pages 9 and 10 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference, pursuant to General Instructions G-(2).

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Registrant and the independent auditors' report included on pages 11 through 26 of the 1998 Annual Report to Stockholders, are herein incorporated by reference, pursuant to General Instruction G(2):

      1.    Consolidated Statements of Income (Loss) and Comprehensive Income
            (Loss) for the Years Ended June 30, 1998, 1997 and 1996

      2. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1998, 1997, and 1996.

      3.    Consolidated Balance Sheets as of June 30, 1998 and 1997.

      4. Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997, and 1996.

      5.    Notes to Consolidated Financial Statements

      6.    Independent Auditors' Report


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in independent auditors and no disagreements with independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditors' scope or procedure.


                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information with respect to the executives of the Registrant, see "Executives of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Registrant, see "Election of Directors" at pages 4 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held October 22, 1998, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" at page 17 of the Proxy Statement for the Annual Meeting of Stockholders to be held October 22, 1998, is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.    EXECUTIVE COMPENSATION

      The information set forth under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance" at pages 8 through 16 of the Proxy Statement for the Annual Meeting of Stockholders to be held October 22, 1998, is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information pertaining to stockholders beneficially owning more than five percent of the Registrant's common stock and the security ownership of management, which is set forth under the caption "Stockholdings of Certain Owners and Management" on pages 2 through 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 1998, is incorporated herein by reference pursuant to General Instruction G(3).

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

      2. Financial statement schedules and the location in this Form 10-K are as follows:

            SCHEDULE
            NUMBER      DESCRIPTION                                       PAGE

            (a)         Independent Auditors' Report
                        on Financial Statement Schedule                     17

            (d)II       Valuation and Qualifying Accounts for the
                        years ended June 30, 1998, 1997 and 1996            18

            All other schedules are omitted, as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

      3.    Exhibits to this Form 10-K are as follows:


      EXHIBIT
      NUMBER      DESCRIPTION

      3 (i) Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit No. (iii) of Form 10-Q for the fiscal quarter ended December 31, 1996)

      3 (ii) Amended and Restated Bylaws of Bontex, Inc. (incorporated herein by reference to Exhibit No. 3(i) of Form 10-Q for quarter ended March 31, 1998)

      10 (i) *Executive Compensation Agreement dated January 22, 1997, between Bontex, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit 10(i) of Form 10-Q for quarter ended March 31, 1997)

      10 (ii) *Life Insurance Agreement between Georgia Bonded Fibers Inc. and James C. Kostelni incorporated herein by reference to
                  Exhibit 10.4 of Form 10-Q for quarter ended December 31, 1993)

      10 (iii) *Bontex S.A. Pension Plan (incorporated herein by reference to Exhibit No. 10(iv) of Form 10-K for the fiscal year ended June 30, 1994)

      10 (iv) *Georgia Bonded Fibers, Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit No. 10(v) of Form 10-K for the fiscal year ended June 30, 1994)

      10 (v) *Supplemental Executive Compensation Agreement dated May 26, 1994, between Georgia Bonded Fibers, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit No. of Form 10-K for the fiscal year ended June 30, 1994)

      10 (vi) Special Consent Order between the Company and the State Water Control Board dated July 22, 1994 (incorporated herein by reference to Exhibit No. 10(vii) of Form 10-K for the fiscal year ended June 30, 1994)

      10 (vii)    Amended Consent Order between the Company and the
                  Commonwealth of Virginia, Department of Environmental Quality dated January 10, 1997. (incorporated herein by reference to Exhibit No. 10(iv) of Form 10-Q for the quarter ended December 31, 1996)

      10 (viii)   *Georgia Bonded Fibers, Inc. 1997-1998 Senior Management
                  Incentive Plan

      13 1998 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

      21          Subsidiaries of the Company

      27          Financial Data Schedule

      * Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).

      (b)   Reports on Form 8-K:  None

      (c) Exhibits - The response to this section of Item 14 is submitted as a separate section of this report.

      (d) Financial statement schedules required by Regulation S-X are submitted as a separate section of this report.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on this 24th day of September, 1998.

                                          BONTEX, INC.


                                          by /s/James C. Kostelni
                                             Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                      Date

/s/James C. Kostelni                            September 24, 1998
------------------------------------            ------------------
James C. Kostelni
Chairman of the Board, President and
Chief Executive Officer
Director

/s/Jeffrey C. Kostelni                          September 24, 1998
------------------------------------            ------------------
Jeffrey C. Kostelni
Treasurer and
Chief Financial Officer
Director

/s/Charles W. J. Kostelni                       September 24, 1998
------------------------------------            ------------------
Charles W. J. Kostelni
Corporate Controller and
Corporate Secretary

/s/Michael J. Breton                            September 24, 1998
------------------------------------            ------------------
Michael J. Breton
Corporate Director of International
Operations and General Manager,
Bontex S.A.
Director

/s/Larry E. Morris                              September 24, 1998
------------------------------------            ------------------
Larry E. Morris
Technical Sales Director
Director

/s/Patricia S. Tischio                          September 24, 1998
------------------------------------            ------------------
Patricia S. Tischio
Director

/s/William J. Binnie                            September 24, 1998
------------------------------------            ------------------
William J. Binnie
Director

/s/William B. D'Surney                          September 24, 1998
------------------------------------            ------------------
William B. D'Surney
Director

/s/Frank Mayorshi                               September 24, 1998
------------------------------------            ------------------
Frank Mayorshi
Director

/s/Joseph F. Raffetto                           September 24, 1998
------------------------------------            ------------------
Joseph F. Raffetto
Director

/s/Robert J. Weeks                              September 24, 1998
------------------------------------            ------------------
Robert J. Weeks
Director

INDEPENDENT AUDITORS' REPORT


The Board of Directors
and Stockholders of Bontex, Inc.:

Under date of August 14, 1998, we reported on the consolidated balance sheets of Bontex, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the accompanying annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as set forth under Item 14(a)2 of the accompanying annual report on Form 10-K for the year 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                KPMG Peat Marwick LLP



Roanoke, Virginia
August 14, 1998




                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           BONTEX, INC. AND SUBSIDIARIES


                                       Balance at     Charges to       Charged to       Balance at
                                       Beginning      Costs and        Other            End of
     Description                       of Period      Expenses         Accounts*        Deductions**      Period
     -----------                       ---------      --------         ---------        ------------      ------
YEAR ENDED JUNE 30, 1998
Reserves and allowances
deducted from asset accounts:
Allowances for doubtful accounts        $ 119,000     $  252,000        $      -         $  103,000       $ 268,000

YEAR ENDED JUNE 30, 1997
Reserves and allowances
deducted from asset accounts:
Allowances for doubtful accounts        $ 134,000     $   75,000        $ (7,000)        $   83,000       $ 119,000

YEAR ENDED JUNE 30, 1996
Reserves and allowances
deducted from asset accounts:
Allowances for doubtful accounts        $ 156,000     $   66,000        $ (6,000)        $   82,000       $ 134,000




*Foreign currency translation gain (loss)
**Uncollectable accounts written off, net of recoveries

                                 Exhibit Index


      3 (i) Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit No. (iii) of Form 10-Q for the fiscal quarter ended December 31, 1996)

      3 (ii) Amended and Restated Bylaws of Bontex, Inc. (incorporated herein by reference to Exhibit No. 3(i) of Form 10-Q for quarter ended March 31, 1998)

      10 (i) *Executive Compensation Agreement dated January 22, 1997, between Bontex, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit 10(i) of Form 10-Q for quarter ended March 31, 1997)

      10 (ii) *Life Insurance Agreement between Georgia Bonded Fibers Inc. and James C. Kostelni incorporated herein by reference to
                  Exhibit 10.4 of Form 10-Q for quarter ended December 31, 1993)

      10 (iii) *Bontex S.A. Pension Plan (incorporated herein by reference to Exhibit No. 10(iv) of Form 10-K for the fiscal year ended June 30, 1994)

      10 (iv) *Georgia Bonded Fibers, Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit No. 10(v) of Form 10-K for the fiscal year ended June 30, 1994)

      10 (v) *Supplemental Executive Compensation Agreement dated May 26, 1994, between Georgia Bonded Fibers, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit No. of Form 10-K for the fiscal year ended June 30, 1994)

      10 (vi) Special Consent Order between the Company and the State Water Control Board dated July 22, 1994 (incorporated herein by reference to Exhibit No. 10(vii) of Form 10-K for the fiscal year ended June 30, 1994)

      10 (vii)    Amended Consent Order between the Company and the
                  Commonwealth of Virginia, Department of Environmental Quality dated January 10, 1997. (incorporated herein by reference to Exhibit No. 10(iv) of Form 10-Q for the quarter ended December 31, 1996)

      10 (viii)   *Georgia Bonded Fibers, Inc. 1997-1998 Senior Management
                  Incentive Plan

      13 1998 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

      21          Subsidiaries of the Company

      27          Financial Data Schedule


      * Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).