Form 10-Q
period 1998-09-30
BONTEX INC
filed 1998-11-16
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended September 30, 1998
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

                                 YES (X) NO ( )


Indicate the description and number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class                               Outstanding at November 10, 1998
Common Stock - $.10 par value                             1,572,824

                                  BONTEX, INC.
                                    FORM 10-Q
                 FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX


PART I.           FINANCIAL INFORMATION                               Page No.

      Item 1.  Financial Statements

      CONDENSED CONSOLIDATED BALANCE SHEETS
      September 30, 1998 and 1997, June 30, 1998.............................3

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (LOSS) AND
      COMPREHENSIVE INCOME (LOSS) AND CONDENSED CONSOLIDATED
      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      First Quarter Ended September 30, 1998 and 1997........................5

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      First Quarter Ended September 30, 1998 and 1997........................7

      CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......8, 9

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................10-13


PART II.    OTHER INFORMATION

      Item 1.  Legal Proceedings............................................14

      Item 5.  Other Information............................................14

      Item 6.  Exhibits and Reports on Form 8-K.............................15



                                     PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
                                      BONTEX, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In Thousands, Except Share and Per Share Data)

                                                                 September 30,          June 30,
                                                                 (unaudited)
                                                             1998           1997          1998
ASSETS
Current assets:
  Cash and cash equivalents                             $     475      $   1,088    $      517
  Trade accounts receivable, less allowance for
      doubtful accounts of $285 ($116 at
      September '97; $268 at June '98)                     10,392         11,874        11,618
  Other receivables                                           449            753           417
  Inventories                                               7,059          6,370         6,436
  Deferred income taxes                                       442            219           347
  Income taxes refundable                                      58              6            56
  Other current assets                                        671            332           338
                                                      -----------    -----------   -----------
         TOTAL CURRENT ASSETS                              19,546         20,642        19,729
                                                      -----------    -----------   -----------

Property, plant and equipment:
  Land and land improvements                                  381            377           369
  Buildings and building improvements                       5,810          5,291         5,575

  Machinery, furniture and equipment                       18,057         16,224        17,199

  Construction in progress                                    711          1,291           781
                                                      -----------    -----------   -----------
                                                           24,959         23,183        23,924
  Less accumulated depreciation and amortization           12,547         11,877        11,882
                                                      -----------    -----------   -----------
         Net property, plant and equipment                 12,412         11,306        12,042
                                                      -----------    -----------   -----------

Deferred income taxes                                         187              -           187
Other assets, at cost less applicable amortization            509            543           555
                                                      -----------    -----------   -----------
         TOTAL ASSETS                                    $ 32,654       $ 32,491      $ 32,513
                                                      ===========    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Short-term borrowings                                 $   9,393      $   8,563     $   8,664
  Accounts payable                                          6,312          6,193         7,133
  Accrued expenses                                          1,719          2,083         1,520
  Income taxes payable                                         41            137            41
  Long-term debt due currently                              1,337            598         1,364
                                                      -----------    -----------   -----------
         TOTAL CURRENT LIABILITIES                         18,802         17,574        18,722

Long-term debt                                              2,329          2,839         2,256
Deferred income taxes                                          54            235            50
Other long-term liabilities                                   628            224           594
                                                      -----------    -----------   -----------
         TOTAL LIABILITIES                                 21,813         20,872        21,622
                                                      -----------    -----------   -----------






Stockholders' equity:
  Preferred stock of no par value.  Authorized
      10,000,000 shares; none issued                            -              -             -
  Common stock of $.10 par value. Authorized
      10,000,000 shares; issued and outstanding
      1,572,824 shares                                        157            157           157
  Additional capital                                        1,551          1,551         1,551
  Retained earnings                                         8,518          9,501         8,898
  Accumulated other comprehensive income                      615            410           285
                                                      -----------    -----------   -----------
         TOTAL STOCKHOLDERS' EQUITY                        10,841         11,619        10,891
                                                      -----------    -----------   -----------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 32,654       $ 32,491      $ 32,513
                                                      ===========    ===========   == ========


See accompanying condensed notes to unaudited condensed consolidated financial statements.




                          BONTEX, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)
    AND CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

   Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):

                                                                   First Quarter Ended
                                                                       September 30,
                                                                   1998          1997

Net Sales                                                   $     8,717     $   10,533
Cost of Sales                                                     6,577          7,321
                                                            -----------     ----------

        Gross Profit                                              2,140          3,212

Selling, General and Administrative Expenses                      2,339          2,650
                                                            -----------     ----------

        Operating Income (Loss)                                    (199)           562
                                                            ------------    ----------

Other (Income) Expense:

    Interest expense                                                243            256
    Interest income                                                  (3)           (18)
    Foreign currency exchange (gain)loss                            (58)          (635)
    Interest income                                                  (1)           (32)
    Foreign currency exchange loss                                   30             55
    Other, net                                                        5              1
                                                            -----------     ----------
        Total Other (Income) Expense                                277            280
                                                            -----------     ----------

Income (Loss) Before Income Taxes                                  (476)           282
    Income Taxes                                                    (96)           125
                                                            -----------     ----------

Net income (Loss)                                                  (380)           157
                                                            -----------     ----------

Other Comprehensive Income (Loss)
    Foreign currency translation adjustment                         330            (53)
                                                            -----------     ----------
Comprehensive Income (Loss)                                 $       (50)    $      104
                                                            ===========     ==========

Net income (loss)  per share                                $      (.24)    $      .10
                                                            ============    ==========







Condensed Consolidated Statements of Changes in Stockholders' Equity:

Stockholders' Equity, beginning balance                     $    10,891     $   11,515

    Net income (loss)                                              (380)           157
    Other comprehensive income (loss)
        Foreign currency translation adjustment                     330            (53)
                                                            -----------     ----------

Stockholders' Equity, ending balance                        $    10,841     $   11,619
                                                            ===========     ==========


See accompanying condensed notes to unaudited condensed consolidated financial statements.




                          BONTEX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (unaudited)
                               First Quarter Ended
                                                                       September 30,
                                                                   1998          1997

Cash Flows from Operating Activities:
  Cash received from customers                                 $ 10,577       $ 12,136
  Cash paid to suppliers and employees                          (10,418)       (12,386)
  Interest received                                                   2             43
  Interest paid                                                    (266)          (289)
  Income taxes paid, net of refunds                                  35            163
                                                           ------------    -----------
        Net cash used in operating activities                       (70)          (333)
                                                           ------------    -----------

Cash Flows from Investing  Activities:
  Acquisition of property, plant and equipment                     (262)          (636)
                                                            -----------    -----------
        Net cash used in investing activities                      (262)          (636)
                                                            -----------    -----------

Cash Flows from Financing Activities:
  Increase in short-term borrowings, net                            283            640
  Long-term debt incurred                                           350            200
  Principal payments on long-term debt                             (390)           (80)
                                                            -----------    -----------
        Net cash provided by financing activities                   243            760
                                                            -----------    -----------

Effect of Exchange Rate Changes on Cash                              47            (76)
                                                            -----------    -----------
Net decrease in Cash and Cash Equivalents                           (42)          (285)
Cash and Cash Equivalents at Beginning of Year                      517          1,373
                                                            -----------    -----------
Cash and Cash Equivalents at End of Year                    $       475    $     1,088
                                                            ===========    ===========

Reconciliation of Net Income (Loss) to Net Cash Used In
  Operating Activities:
    Net income (loss)                                       $      (380)   $       157
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
    Depreciation and amortization                                   336            321
    Provision for bad debts                                          10             15
    Deferred income taxes                                          (128)           180
    Change in assets and liabilities:
      Decrease in trade accounts and other receivables            1,631          1,317
      Increase in inventories                                      (216)        (1,048)
      Increase in other assets                                     (379)          (247)
      Decrease in accounts payable and accrued expenses            (976)        (1,168)
      Increase in income taxes                                        -            126
      Increase in other liabilities                                  32             14
                                                            -----------    -----------
        Net cash used in operating activities               $       (70)   $      (333)
                                                            ===========    ===========


See accompanying condensed notes to unaudited condensed consolidated financial statements.

               BONTEX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       SEPTEMBER 30, 1998 AND 1997 AND JUNE 30, 1998
                        (Unaudited)



1. The accompanying unaudited condensed consolidated financial statements have been prepared by Bontex, Inc. and its subsidiaries("Bontex" or the "Company") in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown, have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

2. The last in, first out (LIFO) method of inventory pricing is used by the Company in the United States. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first-out (FIFO) and weighted average bases. Inventories are summarized as follows:

                                                                   September 30,         June 30,
                                                                 1998         1997          1998
                                                                      (Dollars in Thousands)

         Finished goods                                         $ 3,893      $ 3,266      $ 3,782
         Raw Materials                                            2,617        2,840        2,117
         Supplies                                                   798          623          786
                                                              ---------    ---------    ---------
         Inventories at FIFO and weighted average cost            7,308        6,729        6,685
         LIFO reserves                                              249          359          249
                                                              ---------    ---------    ---------
                                                                $ 7,059      $ 6,370      $ 6,436
                                                              =========    =========    =========

3. Business segment information related to the North American and European operations follows:


                                                  North American   European    Eliminations   Consolidated
                                                    Operations    Operations

     First Quarter Ended September 30, 1998
     Net Sales                                        $ 3,886        $ 4,918        $ (87)      $   8,717
     Net Income (Loss)                                   (239)          (141)           -            (380)

     First Quarter Ended September 30, 1997
     Net Sales                                        $ 4,365        $ 6,255        $ (87)       $ 10,533
     Net Income (Loss)                                    (98)           255            -             157

                          BONTEX, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 1998 AND 1997 AND JUNE 30, 1998
                                   (Unaudited)



4. Net income per share calculations are based on the weighted average number of shares outstanding of 1,572,824 shares for all periods.

                                  BONTEX, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

Except for historical data set forth herein, the following discussion contains certain forward-looking information. The Company's actual results may differ significantly from the projected results. Factors that could cause or contribute to such differences include, but are not limited to, overall global economic conditions, level of sales to key customers, actions by competitors, and fluctuations in the price of primary raw materials and foreign currency exchange rates.

RESULTS OF OPERATIONS

The results of operations for the first quarter of fiscal 1999 reflect a decrease in profitability. During the first quarter, the Company generated a consolidated operating loss of $199,000, and a net loss of $380,000 or $.24 per share. Consolidated net sales decreased $1.8 million or 17.2 percent to $8.7 million for the first quarter ended September 30, 1998. The fluctuation in foreign currency exchange rates resulted in a $175,000 translation increase in net sales.

Seasonality generally exists in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customer's scheduled vacations, shutdowns, holidays and purchasing cycles. Over the past fifteen years, the Company has generated net income during the first quarter only six times, the most recent being in 1997.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the first quarter of fiscal 1999 decreased from the same quarter last year 30.5 percent to
24.5 percent. This decrease in profit margins is primarily attributed to the decline in sales, which is mainly the result of the financial situation in Asia and the overall decline in footwear sales, especially in the athletic category. Competitive pricing pressures have resulted in lower selling prices, which also have had a negative impact on profit margins.

The cost of pulp is expected to remain stable during the remainder of calendar 1998 and the first part of 1999. This outlook differs from the Company's reports a year ago when higher pulp prices were anticipated. The price of pulp appears to be declining (consistent with other commodities) due to, among other things, the economic situation in Asia, which has resulted in higher inventory levels because of lower demand. It is difficult to predict future raw material costs, and there can be no assurance that raw material prices will not have an adverse impact on the Company's operations or competitive position in the future.

Selling General & Administrative (SG&A) expenses as a percent of net sales increased from 25.2 percent to 26.8 percent, as compared to the corresponding prior year. The increased SG&A percentage is mainly due to higher professional fees and the decrease in sales. Overall, consolidated SG&A expenses declined $311,000 or 11.7 percent, while sales decreased 17.2 percent.

Other comprehensive income, foreign currency translation adjustment, $330,000 at September 30, 1998, is primarily the result of the strengthening of the US Dollar verses the Belgian Franc since June 30, 1998.

FINANCIAL CONDITION

Consolidated equity decreased from June 30, 1998 and totaled $10.8 million at the end of September 1998. Financial ratios at September 30, 1998 generally decreased from June 30, 1998 because of the negative operating results. The fluctuation in foreign currency exchange rates resulted in a translation increase of $1.0 million in consolidated total assets as compared to September 30, 1997.

Cash balances reflect financing and hedging positions at European Operations.

Trade Accounts Receivables decreased by $1.2 million to $10.4 million, and is primarily because of the decrease in consolidated net sales. Consistent with the Company's policies, the allowance for doubtful accounts increased mainly due to a larger balance in the over 90-day category.

The $623,000 increase in inventories to $7.1 million mainly corresponds to the closure of pulp future contracts during June, and higher finished goods inventory levels.

Other current assets increased $333,000 to $671,000 from June 30, 1998 primarily due to increased pulp future contract deposits.

The $370,000 increase in PP&E is largely due to the additions relating to dryer can replacement at European Operations.

Accounts Payable, accrued expenses and short-term borrowings increased $107,000 which primarily corresponds to increased current liabilities resulting from negative operating cash flows. Management believes that existing credit facilities will be sufficient to meet future operating and capital requirements.

As a result of the decrease in various financial ratios relating to $720,000 of long-term debt at June 30, 1998, Bontex USA obtained a waiver from such requirements. As of September 30, 1998, there was no assurance Bontex USA would be able to amend the ratios or obtain a future waiver from such requirements, and accordingly, $640,000 of long-term debt was classified as current. Subsequently on November 12, 1998, management renegotiated the various financial ratios with the bank which included a waiver to December 31, 1998 and revised ratios effective December 31, 1998 and thereafter.

FINANCIAL INSTRUMENTS

The Company utilizes derivatives and other financial instruments in the normal course of business. By their nature, all such instruments involve risk, and the Company's maximum potential loss may exceed amounts recorded in the balance sheet.

The Company is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. In the past, the Company has primarily used such derivative financial instruments for the purpose of hedging only currency and interest rates exposures. For further information concerning the aforementioned financial instruments, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

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

The Company, on a limited basis, manages its exposure to pulp price changes with pulp futures. In accordance with hedge accounting, gains or losses are recorded as a component of the underlying inventory purchase, since these contracts effectively meet the risk reduction and correlation criteria. Gains or losses on hedges that are terminated prior to the execution of the inventory purchase are recorded in inventory until the inventory is sold. The table below provides certain information regarding the Company's pulp inventory and futures contracts that are sensitive to changes in pulp prices. For inventory, the table presents the carrying amount and estimated fair value at September 30, 1998. For futures contracts, all of which mature within the next year, the table presents the notional amounts and estimated fair value at September 30, 1998.

Balance Sheet Commodity Pulp Position and Related Derivatives Held for Other Than Trading (dollars in thousands) at September 30, 1998:

                             Carrying Amount       Estimated Fair Value
        Pulp Inventory           $ 1,751                $ 1,751

        Related Derivatives  Expected Maturity     Estimated Fair Value
        Pulp Futures             $ 1,677                $ 1,327

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

FINANCIAL SITUATION IN ASIA

The financial situation in Asia relates to the recent Asian currency and economic crisis. During the previous several months, the currencies of a number of key Asian countries, including Korea, Indonesia and Thailand, have devalued, resulting in an economic slowdown. Asia is the largest market for Bontex type products, as over 70 percent of the world's footwear is manufactured in Asia. Over the previous three years, approximately a third of the Company's consolidated sales have been derived from customers in Asia. The overall strength of the U.S. dollar and the currency devaluations in Asia have resulted in additional pressure on earnings. Accordingly, the deteriorating situation in Asia will continue to negatively impact the Company's operations.

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

YEAR 2000 ISSUE

Over the past two years Bontex has invested approximately $175,000 in modern information systems to improve data efficiency and address the Company's year 2000 data systems exposure. The year 2000 issue relates to computer programs using two digits rather than four to define the applicable year. Inability to process data properly due to this phenomenon may result in systems failures. The project is substantially complete with approximately $25,000 remaining to be invested. The information and non-information systems conversions and testing are expected to be completed, utilizing internal and external resources, during fiscal 1999. Bontex is in the process of assessing the year 2000 readiness of its major customers and vendors. The review is substantially complete with no material risks identified. The Company is developing a contingency plan which should be completed during fiscal 1999, to the extent practicable. There can be no assurances that the date change from 1999 to 2000 will not materially affect the Company's operations and financial results.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This Statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement will be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Future adoption of this Statement could have a material impact on the Company's consolidated financial position, or results of operations. The Company is currently in process of reviewing the impacts of this Statement.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for periods after December 15, 1997. Interim information for SFAS No. 131 is presented in Note 3 of Condensed Notes to Condensed Consolidated Financial Statements.

                           PART II. OTHER INFORMATION

                                  BONTEX, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


Item 1. Legal Proceedings

        On March 11, 1998, a civil complaint was filed in the Superior Court of New Jersey, Law Division, Essex County, by Patricia Surmonte Tischio, a director of Bontex (the "Company") against the Company, James C. Kostelni, the President and Chief Executive Officer of the Company, and Mr. Kostelni's spouse. Both Mrs. Tischio and Mrs. Kostelni are daughters of the Company's founder and serve as co-executors and co-trustees of, and are designated beneficiaries under, an estate and certain trusts, which in the aggregate beneficially own approximately 43 percent of the Company's outstanding common stock. The case has been transferred to the United States District Court for the Western District of Virginia.

        Mrs. Tischio's civil lawsuit sets out various counts relating to the defendants' alleged breach of and/or interference with an alleged contract relating to Mrs. Tischio's employment with the Company and seeks unspecified damages and declaratory and other relief.

        On September 15, 1998, defendants filed a Motion for Judgment on the Pleadings requesting dismissal of the complaint as a matter of law. On November 2, 1998, Mrs. Tischio filed a Motion for Leave to Amend the Complaint by dropping the previously asserted claim of a violation of the New Jersey Law Against Discrimination and adding two new claims for common law conspiracy and wrongful discharge in violation of public policy.

        The Company believes that Mrs. Tischio's claims are without merit and intends to vigorously defend the lawsuit. See the discussion under "Legal Proceedings" in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

        On September 28, 1998, a civil complaint was filed in the United States District Court for the District of Massachusetts, by Texon USA, Inc., against the Company and James C. Kostelni, the President and Chief Executive Officer of the Company.

        Texon's civil lawsuit alleges in various counts that defendants misappropriated trade secrets and confidential and proprietary business information, and engaged in conversion, trespass and unfair competition. The lawsuit seeks injunctive relief and monetary damages in an amount to be determined.

        On October 6, 1998, the parties agreed to a Consent Temporary Restraining Order, which was entered by the Court.

        The Company believes that Texon's claims are without merit and intends to vigorously defend the lawsuit.

Item 5. Other Information

        The Company's Annual Meeting of Shareholders, originally scheduled to be held on October 22, 1998, has been adjourned to January 28, 1999, in order for the Board to consider issues raised by the Company's largest shareholders, The Estate of Marie G. Surmonte, which hold approximately 43 percent of the Company's voting stock, with respect to the proposal to grant stock options to certain officers of the Company. The Company will contact each shareholder of record individually with respect to the adjourned Annual Meeting and the voting of proxies.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               27 - Financial Data Schedule

        (b)    Reports on Form 8-K:

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                BONTEX, INC.
                                                (Registrant)

    November 13, 1998                        /s/James C. Kostelni
         (Date)                                 James C. Kostelni
                                                Chairman of the Board
                                                and President

    November 13, 1998                        /s/Charles W. J. Kostelni
         (Date)                                 Charles W. J. Kostelni
                                                Corporate Controller
                                                and Secretary