Form 10-Q
period 1998-12-30
BONTEX INC
filed 1999-02-16
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 1998
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


         Class                                Outstanding at February 8, 1999
Common Stock - $.10 par value                             1,572,824

                                  BONTEX, INC.
                                    FORM 10-Q
                 FOR THE SECOND QUARTER ENDED DECEMBER 31, 1998


                                      INDEX


PART I. FINANCIAL INFORMATION                                     Page No.

      Item 1. Financial Statements

      CONDENSED CONSOLIDATED BALANCE SHEETS
      December 31, 1998 and 1997, June 30, 1998.............................3

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
      COMPREHENSIVE INCOME (LOSS) AND CONDENSED CONSOLIDATED STATEMENTS
      OF CHANGES IN STOCKHOLDERS' EQUITY
      Six Months and Three Months Ended December 31, 1998 and 1997..........4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      Six Months Ended December 31, 1998 and 1997...........................5

      CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................7-11


PART II. OTHER INFORMATION

      Item 1. Legal Proceedings............................................12

      Item 6. Exhibits and Reports on Form 8-K.............................12


                                          PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                           BONTEX, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands, Except Share and Per Share Data)

                                                                                  December 31                 June 30,
                                                                                  (unaudited)
                                                                              1998             1997             1998
ASSETS
Current assets:
   Cash and cash equivalents                                              $     366        $     959        $     517
   Trade accounts receivable, less allowance for doubtful
      accounts of $258 ($111 at December '97, $268 at June '98)              11,060           11,019           11,618
   Other receivables                                                            553              851              417
   Inventories                                                                7,065            7,133            6,436
   Deferred income taxes                                                        313              321              347
   Income taxes refundable                                                      130                7               56
   Other current assets                                                         555              925              338
                                                                          ---------         --------         --------
         TOTAL CURRENT ASSETS                                                20,042           21,215           19,729
                                                                          ---------         --------         --------

Property, plant and equipment:
   Land                                                                         381              370              369
   Buildings and building improvements                                        5,809            5,298            5,575
   Machinery, furniture and equipment                                        18,069           16,692           17,199
   Construction in progress                                                     864              968              781
                                                                          ---------         --------         --------
                                                                             25,123           23,328           23,924
   Less accumulated depreciation and amortization                            12,872           12,077           11,882
                                                                          ---------         --------         --------
      Net property, plant and equipment                                      12,251           11,251           12,042

Deferred income taxes                                                           430                -              187
Other assets, at cost less applicable amortization                              528              579              555
                                                                          ---------         --------         --------
            TOTAL ASSETS                                                  $  33,251        $  33,045        $  32,513
                                                                          =========         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Short-term borrowings                                                  $  10,548        $   8,733        $   8,664
   Accounts payable                                                           6,508            6,911            7,133
   Accrued expenses                                                           1,590            2,010            1,520
   Income taxes payable                                                          31              378               41
   Long-term debt due currently                                               1,285              595            1,364
                                                                          ---------         --------         --------
            TOTAL CURRENT LIABILITIES                                        19,962           18,627           18,722

Long-term debt                                                                2,226            2,667            2,256
Deferred income taxes                                                            54               55               50
Other long-term liabilities                                                     666              255              594
                                                                          ---------         --------         --------
            TOTAL LIABILITIES                                                22,908           21,604           21,622
                                                                          ---------         --------         --------

Stockholders' equity:
   Preferred stock of no par value.  Authorized 10,000,000
      shares; none issued                                                         -                -                -
   Common stock of $.10 par value.  Authorized 10,000,000
      shares; issued and outstanding 1,572,824 shares                           157              157              157
   Additional capital                                                         1,551            1,551            1,551
   Retained earnings                                                          8,023            9,384            8,898
   Accumulated other comprehensive income                                       612              349              285
                                                                          ---------         --------         --------
            TOTAL STOCKHOLDERS' EQUITY                                       10,343           11,441           10,891
                                                                          ---------         --------         --------
            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $   33,251        $  33,045        $  32,513
                                                                          =========         ========         ========

See accompanying condensed notes to unaudited condensed consolidated financial statements.




                                 BONTEX, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                AND COMPREHENSIVE INCOME (LOSS)
            AND CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (In Thousands, Except Per Share Data)
                                          (Unaudited)

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):

                                                      Six Months Ended       Three Months Ended
                                                        December 31,             December 31,
                                                      1998        1997         1998        1997

Net Sales                                         $  18,384   $  21,621     $  9,667    $ 11,088
Cost of Sales                                        14,174      15,172        7,597       7,851
                                                   --------    --------     --------   ---------

     Gross Profit                                     4,210       6,449        2,070       3,237

Selling, General and Administrative Expenses          4,897       5,738        2,558       3,088
                                                   --------    --------     --------   ---------

     Operating Income (Loss)                           (687)        711         (488)        149
                                                   --------    --------     --------   ---------

Other (Income) Expense:
   Interest expense                                     476         533          233         277
   Interest income                                       (2)        (32)          (1)          -
   Foreign currency exchange loss                        37         106            7          51
   Other, net                                           (43)        (29)         (48)        (30)
                                                   --------    --------     --------   ---------
        Total Other Expense, Net                        468         578          191         298
                                                   --------    --------     --------   ---------

Income (Loss) Before Income Taxes                    (1,155)        133         (679)       (149)
Income Taxes                                           (280)         93         (184)        (32)
                                                   --------    --------     --------   ---------

Net income (loss)                                      (875)         40         (495)       (117)

Other Comprehensive Income (Loss)
   Foreign currency translation adjustment              327        (114)          (3)        (61)
                                                   --------    --------     --------   ---------
Comprehensive Loss                               $     (548) $      (74)  $     (498) $     (178)
                                                   ========    ========     ========   =========


Net income (loss) per share                      $     (.56) $      .03   $     (.31) $     (.07)
                                                   ========    ========     ========   =========


Condensed Consolidated Statements of Changes in Stockholders' Equity:

Stockholders' Equity beginning balance           $   10,891  $   11,515   $   10,841  $   11,619

   Net income (loss)                                   (875)         40         (495)       (117)
   Other comprehensive income (loss)
     Foreign currency translation adjustment            327        (114)          (3)        (61)
                                                   --------    --------     --------   ---------

Stockholders' Equity, ending balance              $  10,343  $   11,441   $   10,343  $   11,441
                                                   ========    ========     ========   =========

See accompanying condensed notes to unaudited condensed consolidated financial statements.




                                                   BONTEX, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars In Thousands)
                                                    (unaudited)

                                                                                    Six Months Ended
                                                                                      December 31,
                                                                                  1998             1997
Cash Flows from Operating Activities:
   Cash received from customers                                               $  19,608        $  24,001
   Cash paid to suppliers and employees                                         (20,033)         (23,920)
   Interest received                                                                 10               52
   Interest paid                                                                   (494)            (579)
   Income taxes paid, net of refunds                                                 24              174
                                                                               --------         --------
      Net cash used in operating activities                                        (885)            (272)
                                                                               --------         --------

Cash Flows from Investing Activities:
   Acquisition of property, plant and equipment                                    (426)            (943)
                                                                               --------         --------
      Net cash used in investing activities                                        (426)            (943)
                                                                               --------         --------
Cash Flows from Financing Activities:
   Increase in short-term borrowings, net                                         1,408              906
   Long-term debt incurred                                                          108              192
   Principal payments on long-term debt                                            (304)            (218)
                                                                               --------         --------
      Net cash provided by financing activities                                   1,212              880
                                                                               --------         --------

Effect of Exchange Rate Changes on Cash                                             (52)             (79)
                                                                               --------         --------
Net Decrease in Cash and Cash Equivalents                                          (151)            (414)
Cash and Cash Equivalents at Beginning of Year                                      517            1,373
                                                                               --------         --------
Cash and Cash Equivalents at End of Year                                    $       366      $       959
                                                                               ========         ========

Reconciliation of Net Income (Loss) to Net Cash Used in
   Operating Activities:
   Net income (loss)                                                        $      (875)     $        40
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                 682              648
      Provision for bad debts                                                       120               59
      Deferred income taxes                                                        (242)            (126)
      Change in assets and liabilities:
         Decrease in trade accounts and other receivables                           829            1,972
         Increase in inventories                                                   (206)          (1,915)
         Increase in other assets                                                  (312)            (919)
         Decrease in accounts payable and accrued expenses                         (852)            (483)
         Increase (decrease) in income taxes                                        (80)             396
         Increase in other liabilities                                               51               56
                                                                               --------         --------
            Net cash used in operating activities                            $     (885)     $      (272)
                                                                               ========         ========



See accompanying condensed notes to unaudited condensed consolidated financial statements.

                          BONTEX, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1998 AND 1997 AND JUNE 30, 1998
                                   (Unaudited)

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

2. The last in, first out (LIFO) method of inventory pricing is used by the Company in the United States. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first-out (FIFO) and weighted average bases. Inventories are summarized as follows:


                                                               December 31,         June 30,
                                                             1998        1997         1998
                                                                   (Dollars in Thousands)

     Finished goods                                        $ 3,799      $ 3,661      $ 3,782
     Raw Materials                                           2,719        3,166        2,117
     Supplies                                                  786          627          786
                                                           -------     --------     --------
         Inventories at FIFO and weighted average cost       7,304        7,454        6,685
     LIFO reserves                                            (239)        (321)        (249)
                                                           -------     --------     --------
                                                           $ 7,065      $ 7,133      $ 6,436
                                                           =======     ========     ========


3. Business segment information related to the North American and European operations follows:

                                            North American    European  Eliminations Consolidated
                                              Operations     Operations
Six Months Ended December 31, 1998

Net Sales                                      $ 7,707       $ 10,862      $ (185)     $ 18,384

Net Loss                                          (571)          (304)          -          (875)

Six Months Ended December 31, 1997

Net Sales                                      $ 8,987       $ 12,872      $ (238)     $ 21,621

Net Income (Loss)                                 (314)           354           -            40

4. Net income per share calculations are based on the weighted average number of shares outstanding of 1,572,824 shares for all periods.

                                  BONTEX, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             FOR THE SIX MONTHS AND QUARTER ENDED DECEMBER 31, 1998
                                   (Unaudited)


Except for historical data set forth herein, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, for example, statements about future results of operations or market conditions and involve risks, uncertainties and assumptions. Actual results may differ materially from these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, the global economic crisis emanating from Southeast Asia, excessive worldwide footwear inventories, a shrinking domestic market for Bontex products, decreased sales to key customers, increased competition from non-woven materials, the Year 2000 problem, the increase in the relative prices of Bontex's products due to foreign currency devaluations, increased pulp and latex prices, and capital illiquidity resulting from the breach of loan ratios.

RESULTS OF OPERATIONS

The results of operations for the first six months of fiscal 1999 reflect operating and net losses. During the first six months, the Company generated a consolidated operating loss of $687,000, and a net loss of $875,000 or $.56 per share. The fluctuation in foreign currency exchange rates resulted in a $440,000 translation increase in net sales.

Seasonality generally exists in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customer's purchasing cycles, scheduled vacations, shutdowns, and holidays.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the first six months of fiscal 1999 decreased compared to the same period last year from 30.0 to 22.9 percent. This decrease in profit margins is primarily attributed to the decline in sales, which is a result of the financial situation in Asia and South America, the continued contraction of the domestic market for Bontex related products, the increased usage of non-woven materials, and the overall decline in footwear sales, especially in the athletic category, and resulting excess worldwide inventories. Competitive pricing pressures have resulted in lower selling prices, which also have had a negative impact on profit margins.

The cost of pulp is expected to remain stable during the remainder of fiscal year 1999. It is difficult to predict future raw material costs, and there can be no assurance that raw material prices will not have an adverse impact on the Company's operations or competitive position in the future. Bontex plans to continue a long standing practice of reducing costs by utilizing technology in raw materials, equipment and processes improvements.

Selling, General & Administrative (SG&A) expenses as a percent of net sales increased from 26.5 percent to 26.6 percent, as compared to the corresponding prior year. The increased SG&A percentage is mainly due to the higher professional fees and the decrease in sales. Overall, consolidated SG&A expenses declined $841,000 or 14.7 percent, while sales decreased 15 percent. Bontex continues to implement additional measures in an effort to reduce total SG&A costs.

Due to certain customer credit situations, the Company's provision for bad debts increased to $120,000 for the period July 1, 1998, through December 31, 1998, as compared to the prior year period's $59,000.

Interest charges in fiscal 1999 have decreased as a result of lower interest rates, which have more than offset increased interest expense on greater borrowings then in the prior fiscal period. Foreign currency exchange losses have decreased as a result, in part, of the Company's Risk Management Program and more stable currency exchange rates in the currencies in which that the Company transacts business.

Other comprehensive income, foreign currency translation adjustment, of $327,000 for the six months ended December 31, 1998, primarily reflects the weakening of the U.S. Dollar verses the Belgian Franc.

FINANCIAL CONDITION

Consolidated stockholders' equity decreased $548,000 from June 30, 1998, and totaled $10.3 million at December 31, 1998. Financial ratios at December 31, 1998, decreased from June 30, 1998, because of the negative operating results. The fluctuation in foreign currency exchange rates resulted in a translation increase of $1.4 million in consolidated total assets as compared to December 31, 1997.

Cash balances reflect financing and hedging positions at European Operations.

Trade Accounts Receivables decreased by $558,000 from June 30, 1998, to $11.1 million, and is primarily because of the decrease in consolidated net sales.

The $629,000 increase from June 30, 1998, in inventories to $7.1 million mainly corresponds to the closure of pulp future contracts during December, and higher finished goods inventory levels due to decreased sales.

Other current assets increased $217,000 to $555,000 from June 30, 1998, primarily due to increased pulp future contract deposits.

The $1.2 million increase from June 30, 1998, in PP&E is largely due to capital additions at European Operations.

Accounts Payable, accrued expenses and short-term borrowings increased $1.3 million from June 30, 1998, which primarily corresponds to increased current liabilities resulting from negative operating cash flows.

Management believes that existing credit facilities will be sufficient to meet future operating and capital requirements based on present circumstances. As of December 31, 1998, however, Bontex USA was not in compliance with certain financial ratios of its secured debt agreement, under which certain current and noncurrent assets are pledged as collateral. Bontex is seeking waivers from such requirements, but there can be no assurance that Bontex will be able to obtain such waivers. Accordingly, Bontex has classified $560,000 of long-term debt as current. If Bontex cannot obtain waivers of the breaches of its loan ratios, and it were unable to obtain refinancing, Bontex might have difficulty in obtaining funds to meet operating and capital requirements, which could cause a material adverse impact on its financial condition and results of operations.

In order to conserve cash flows, acquisitions of property, plant and equipment have been reduced by approximately $500,000 during the current period compared to the prior year period. Short-term borrowings have increased $1.9 million since June 30, 1998, to cover the decrease in accounts payable and increase in inventories and other assets. The Company is working to reduce the level of finished goods inventories during the remainder of fiscal 1999.

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

In accordance with hedge accounting, gains or losses are recorded as a component of the underlying inventory purchase, because these contracts effectively meet the risk reduction and correlation criteria. Gains or losses on hedges that are terminated prior to the execution of the inventory purchase are recorded in inventory until the inventory is sold. The table below provides certain information regarding the Company's pulp inventory and futures contracts that are sensitive to changes in pulp prices. For inventory, the table presents the carrying amount and estimated fair value at December 30, 1998. For futures contracts, all of which mature within the next year, the table presents the notional amounts and estimated fair value at December 31, 1998.

Balance Sheet Commodity Pulp Position and Related Derivatives Held for Other Than Trading (dollars in thousands) at December 31, 1998:

                              Carrying Amount      Estimated Fair Value
        Pulp Inventory            $ 1,920                $ 1,920

        Related Derivatives   Expected Maturity    Estimated Fair Value
        Pulp Futures              $   816                $   613

Market risk is defined as the risk of loss arising from adverse changes in market rates and prices. The disclosures provide certain forward-looking information concerning potential exposures to market risk. By its nature, such forward-looking information is an estimate of what could occur in the future and is dependent on model characteristics and assumptions. As a result, actual gains or losses will differ from those reported. The above value at risk disclosure does not fully reflect the potential net market risk exposure because other market risk exposures may exist in other transactions and other financial instruments.

FINANCIAL SITUATION IN ASIA

Asia is currently in a financial and economic crisis. During the previous several months, the currencies of a number of key Asian countries, including Korea, Indonesia and Thailand, have devalued, resulting in an economic slowdown. Asia is the largest market for Bontex type products, as over 68 percent of the world's footwear is manufactured in Asia. Over the previous three years, approximately a third of the Company's consolidated sales have been derived from customers in Asia. The economic slowdown in Asia has decreased the sale of Bontex type products there. The overall strength of the U.S. dollar and the currency devaluations in Asia have resulted in additional pressure on earnings, in part by increasing the relative prices of Bontex products versus Asian competitors. Accordingly, the deteriorating situation in Asia will continue to negatively affect the Company's operations, and the economic crisis may further spread to other markets, including South America.

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

REFOCUSING

Management has recently implemented a dual focused approach composed of a definitive Sales Action Plan and a Cost Reduction Program, the effects of which management believes should become more evident during the second half of fiscal 1999. In an effort to increase sales, the Company has established three primary sales initiatives: augment its product line for footwear-related products, broaden its product and market range and refine its marketing approach in a number of key markets. The Company's initiatives include plans to increase sales of non-footwear segments by developing several products that complement its existing manufacturing capabilities without significant capital investment or process modifications.

The Company's Cost Reduction Program consists of a number of critical steps to reduce its cost structure, especially concerning overhead and capacity issues. To that end, the Company has taken steps effective February 1, 1999, in an attempt to reduce costs by approximately $1.3 million on an annualized basis once fully implemented through the rationalization of 14 percent of its U.S. staff, the listing for sale of the Newark warehouse facility, and other measures to reduce overhead. Costs to be incurred as a result of these actions are not considered material to the financial statements, and accordingly, no related accruals were made as of December 31, 1998.

YEAR 2000 READINESS

Over the past two years, Bontex has invested approximately $175,000 in information and non-information technology (IT) systems to improve data efficiency and address the Company's Year 2000 systems exposure. The Year 2000 issue relates to computer programs using two digits rather than four to define the applicable year. Inability to process data properly due to this phenomenon may result in systems failures. The project to address the Company's Year 2000 systems exposure is substantially complete with approximately $25,000 remaining to be invested. The IT systems, originally expected to be completed in November 1998, are now estimated to be completed during fiscal 1999, while an external vendor completes customized software programs. The IT systems software has been tested, and, with the exception of the customized software discussed above, all software appears to operate as intended. Testing of non-IT systems is underway, with all testing and modification, if necessary, estimated to be completed by July 1999.

Bontex is in the process of assessing the Year 2000 readiness of its major customers and vendors. The review is substantially complete with no material risks identified. Major customers and vendors who have not responded, however, could suffer disruptions from the Year 2000 problem. Furthermore, even if the systems of Bontex's major customers and vendors are Year 2000 compliant, their operations may suffer disruptions as a result of the Year 2000 problems of the outside parties on which they rely. Therefore, there can be no assurances that the Year 2000 will not significantly affect the Company's third parties.

The Company is currently in the process of formulating a contingency plan to maintain operations in the event of its most likely worse-case Year 2000 scenario. Bontex intends to complete the plan before the end of 1999. Bontex expects that the contingency plan will provide, if necessary, for manual processing of accounting and financial information. The contingency plan, however, would be unable to mitigate extreme Year 2000 effects, such as power or communications failures, interrupted deliveries from major suppliers, or decreased sales resulting from regional or worldwide recessions or disruptions in the operations of major customers. Therefore, there can be no assurance that the date change from 1999 to 2000 will not materially affect the Company's operations and financial results.

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

                           PART II. OTHER INFORMATION

                                  BONTEX, INC.
                                    FORM 10-Q
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998

Item 1. Legal Proceedings

        There have been no material changes from the information previously reported under "Legal Proceedings" in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

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



                                  BONTEX, INC.
                                  (Registrant)

     February 16, 1999            /s/James C. Kostelni
------------------------------    -----------------------------------------
           (Date)                    James C. Kostelni
                                     Chairman of the Board
                                     and President

     February 16, 1999            /s/Charles W. J. Kostelni
------------------------------    -----------------------------------------
           (Date)                    Charles W. J. Kostelni
                                     Corporate Controller
                                     and Secretary