Form 10-Q
period 1999-03-31
BONTEX INC
filed 1999-05-17
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1999
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


         Class                           Outstanding at May 7, 1999
Common Stock - $.10 par value                   1,572,824

                                  BONTEX, INC.
                                    FORM 10-Q
                        NINE MONTHS ENDED MARCH 31, 1999


                                      INDEX



PART I. FINANCIAL INFORMATION                                         Page No.

        Item 1. Financial Statements

        CONDENSED CONSOLIDATED BALANCE SHEETS
        March 31, 1999 and 1998, June 30, 1998...............................3

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) AND CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        Nine Months and Three Months Ended March 31, 1999 and 1998...........4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        Nine Months Ended March 31, 1999 and 1998............................5

        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................7-10


PART II. OTHER INFORMATION

        Item 1. Legal Proceedings...........................................11

        Item 4. Submission of Matters to a Vote of Security Holders.........11

        Item 5. Other Information...........................................12

        Item 6. Exhibits and Reports on Form 8-K............................12




                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                          BONTEX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands, Except Share and Per Share Data)

                                                                                     March 31,            June 30,
                                                                                    (unaudited)
                                                                                1999           1998         1998
ASSETS
Current assets:
    Cash and cash equivalents                                              $      349     $      807     $      517
    Trade accounts receivable, less allowance for doubtful
       accounts of $195 ($232 at March '98, $268 at June '98)                  11,633         10,332         11,618
    Other receivables                                                             377            775            417
    Inventories                                                                 7,023          6,886          6,436
    Deferred income taxes                                                         320            396            347
    Income taxes refundable                                                       120              9             56
    Other current assets                                                          289            685            338
                                                                           ----------     ----------     ----------
                TOTAL CURRENT ASSETS                                           20,111         19,890         19,729
                                                                           ----------     ----------     ----------

Property, plant and equipment:
    Land                                                                          366            368            369
    Buildings and building improvements                                         5,566          5,230          5,575
    Machinery, furniture and equipment                                         17,716         16,468         17,199
    Construction in progress                                                      986          1,082            781
                                                                           ----------     ----------     ----------
                                                                               24,634         23,148         23,924
    Less accumulated depreciation and amortization                             12,777         11,947         11,882
                                                                           ----------     ----------     ----------
       Net property, plant and equipment                                       11,857         11,201         12,042

Deferred income taxes                                                             533              -            187
Other assets, at cost less applicable amortization                                530            611            555
                                                                           ----------     ----------     ----------
                TOTAL ASSETS                                               $   33,031     $   31,702     $   32,513
                                                                           ==========     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Short-term borrowings                                                  $   10,365     $    8,851     $    8,664
    Accounts payable                                                            6,715          5,950          7,133
    Accrued expenses                                                            1,509          1,970          1,520
    Income taxes payable                                                           31            340             41
    Long-term debt due currently                                                1,279            587          1,364
                                                                           ----------     ----------     ----------
                TOTAL CURRENT LIABILITIES                                      19,899         17,698         18,722

Long-term debt, less current portion                                            2,383          2,466          2,256
Deferred income taxes                                                              50             55             50
Other long-term liabilities                                                       700            346            594
                                                                           ----------     ----------     ----------
                TOTAL LIABILITIES                                              23,032         20,565         21,622
                                                                           ----------     ----------     ----------

Stockholders' equity:
    Preferred stock of no par value.  Authorized 10,000,000
       shares; none issued                                                          -              -              -
    Common stock of $.10 par value.  Authorized 10,000,000
       shares; issued and outstanding 1,572,824 shares                            157            157            157
    Additional capital                                                          1,551          1,551          1,551
    Retained earnings                                                           8,046          9,228          8,898
    Accumulated other comprehensive income                                        245            201            285
                                                                           ----------     ----------     ----------
                TOTAL STOCKHOLDERS' EQUITY                                      9,999         11,137         10,891
                                                                           ----------     ----------     ----------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   33,031     $   31,702     $   32,513
                                                                           ==========     ==========     ==========

See accompanying condensed notes to unaudited condensed consolidated financial statements.




                          BONTEX, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME(LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)
    AND CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):

                                                                        Nine Months Ended                  Three Months Ended
                                                                             March 31,                           March 31,
                                                                      1999              1998              1999             1998

Net Sales                                                           $  28,983         $  32,055         $  10,599         $  10,434
Cost of Sales                                                          21,922            22,770             7,748             7,598
                                                                     --------          --------          --------          --------

           Gross Profit                                                 7,061             9,285             2,851             2,836

Selling, General and Administrative Expenses                            7,601             8,606             2,704             2,868
                                                                     --------          --------          --------          --------

           Operating Income (Loss)                                       (540)              679               147               (32)
                                                                     --------          --------          --------          --------

Other (Income) Expense:
      Interest expense                                                    696               766               220               233
      Interest income                                                      (2)              (33)                -                (1)
      Foreign currency exchange loss                                       24               131               (13)               25
      Other, net                                                          (18)              (33)               25                (4)
                                                                     --------          --------          --------          --------
                Total Other Expense, Net                                  700               831               232               253
                                                                     --------          --------          --------          --------

Income (Loss) Before Income Taxes                                      (1,240)             (152)              (85)             (285)
Income Taxes (Benefit)                                                   (388)              (36)             (108)             (129)
                                                                     --------          --------          --------          --------

Net income (loss)                                                        (852)             (116)               23              (156)

Other Comprehensive Income (Loss)
      Foreign currency translation adjustment                             (40)             (262)             (367)             (148)
                                                                     --------          --------          --------          --------
Comprehensive Loss                                                 $     (892)       $     (378)      $      (344)       $     (304)
                                                                     ========          ========          ========          ========


Net income (loss) per share                                        $     (.54)       $     (.07)      $       .01        $     (.10)
                                                                     ========          ========          ========          ========


Condensed Consolidated Statements of Changes in Stockholders' Equity:

Stockholders' Equity, beginning balance                            $   10,891        $  11,515        $   10,343         $   11,441

      Net income (loss)                                                  (852)            (116)               23               (156)
      Other comprehensive income (loss)
           Foreign currency translation adjustment                        (40)            (262)            ( 367)              (148)
                                                                     --------          --------          --------          --------

Stockholders' Equity, ending balance                               $    9,999        $  11,137        $    9,999         $   11,137
                                                                     ========          ========          ========          ========

See accompanying condensed notes to unaudited condensed consolidated financial statements.



                                  BONTEX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (unaudited)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                                1999            1998

Cash Flows from Operating Activities:
     Cash received from customers                                          $     31,500    $     35,182
     Cash paid to suppliers and employees                                       (31,968)        (34,712)
     Interest received                                                               10              68
     Interest paid                                                                 (751)           (846)
     Income taxes paid, net of refunds                                               15             190
                                                                           ------------    ------------
         Net cash used in operating activities                                   (1,194)           (118)
                                                                           ------------    ------------

Cash Flows from Investing Activities:
     Acquisition of property, plant and equipment                                  (845)         (1,382)
                                                                           ------------    ------------
         Net cash used in investing activities                                     (845)         (1,382)
                                                                           ------------    ------------

Cash Flows from Financing Activities:
     Increase in short-term borrowings, net                                       1,851           1,229
     Long-term debt incurred                                                        564             330
     Principal payments on long-term debt                                          (479)           (446)
                                                                           ------------    ------------
         Net cash provided by financing activities                                1,936           1,113
                                                                           ------------    ------------

Effect of Exchange Rate Changes on Cash                                             (65)           (179)
                                                                           ------------    ------------
Net Decrease in Cash and Cash Equivalents                                          (168)           (566)
Cash and Cash Equivalents at Beginning of Period                                    517           1,373
                                                                           ------------    ------------
Cash and Cash Equivalents at End of Period                                 $        349    $        807
                                                                           ============    ============

Reconciliation of Net Income (Loss) to Net Cash Used in
     Operating Activities:
     Net income (loss)                                                     $       (852)   $       (116)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                            1,026             974
         Provision for bad debts                                                    144             170
         Deferred income taxes                                                     (346)           (184)
         Change in assets and liabilities:
              (Increase) decrease  in trade accounts and other receivables         (135)          2,440
              Increase in inventories                                              (661)         (1,722)
              Decrease (increase) in other assets                                    55            (727)
              Decrease in accounts payable and accrued expenses                    (430)         (1,385)
              (Decrease) increase in income taxes                                   (79)            334
              Increase in other liabilities                                          84              98
                  Net cash used in operating activities                    $     (1,194)   $       (118)
                                                                           ============    ============


See accompanying condensed notes to unaudited condensed consolidated financial statements.

                         BONTEX, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   MARCH 31, 1999 AND 1998 AND JUNE 30, 1998
                                  (Unaudited)

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

2. The last in, first out (LIFO) method of inventory pricing is used by the Company in the United States. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first-out (FIFO) and weighted average bases. Inventories are summarized as follows:

                                                           March  31,     June 30,
                                                        1999      1998      1998
                                                        (Dollars in Thousands)

      Finished goods                                 $  3,716  $  3,797  $  3,782
      Raw Materials                                     2,772     2,650     2,117
      Supplies                                            774       734       786
                                                     --------  --------  --------
        Inventories at FIFO and weighted average cost   7,262     7,181     6,685
      LIFO reserves                                      (239)     (295)     (249)
                                                     $  7,023  $  6,886   $ 6,436
                                                     ========  ========  ========


3. Business segment information related to the North American and European operations follows:

                                      North American     European    Eliminations   Consolidated
                                        Operations      Operations
      Nine Months Ended March 31, 1999

      Net Sales                           $ 11,471       $ 17,531       $  (19)       $ 28,983

      Net Loss                                (781)           (71)           -            (852)

      Nine Months Ended March 31, 1998

      Net Sales                           $ 13,273       $ 19,147       $ (365)       $ 32,055

      Net Income (Loss)                       (473)           357            -            (116)

4. Net income per share calculations are based on the weighted average number of shares outstanding of 1,572,824 shares for all periods.

                                  BONTEX, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
              FOR THE NINE MONTHS AND QUARTER ENDED MARCH 31, 1999
                                   (Unaudited)


Except for historical data set forth herein, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, for example, statements about future results of operations or market conditions and involve risks, uncertainties and assumptions. Actual results may differ materially from these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, the global economic crisis emanating from Southeast Asia, excessive worldwide footwear inventories, a shrinking domestic market for Bontex products, decreased sales to key customers, increased competition from non-woven materials, the Year 2000 problem, the increase in the relative prices of Bontex's products due to foreign currency devaluations, increased pulp and latex prices, and capital illiquidity resulting from the breach of loan ratios and/or an inability to identify additional sources of financing.

RESULTS OF OPERATIONS

The results of operations for the first nine months of fiscal 1999 reflect operating and net losses. During the first nine months, the Company generated a consolidated operating loss of $540,000, and a net loss of $852,000 or $.54 per share. Consolidated net sales decreased $3.1 million or 9.6% to $29 million for the nine months ended March 31, 1999. The fluctuation in foreign currency exchange rates resulted in a $813,000 translation increase in net sales.

Seasonality generally exists in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customer's purchasing cycles, scheduled vacations, shutdowns, and holidays.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the first nine months of fiscal 1999 decreased compared to the same period last year from
29.0 to 24.4 percent. This decrease in profit margins is primarily attributed to the $3.1 million or 9.6 percent decline in sales, which is a result of, among other things, (i) the financial situation in Asia and South America, (ii) the continued contraction of the U.S. domestic market for Bontex related products,
(iii) the overall worldwide decline in sales of footwear, especially in the athletic category, and consequent higher inventories of footwear, and (iv) the increased usage of non-woven made materials. Furthermore, competitive pricing pressures have resulted in lower selling prices, which also have had a negative impact on net sales and profit margins.

Net sales and net income for the third quarter reflects improvement over the same period last year, as net sales increased $165,000 or 1.6% and net income improved from a net loss of $156,000 to net income of $23,000.

The cost of pulp is expected to remain stable during the remainder of fiscal year 1999. It is difficult to predict future raw material costs, however, and there can be no assurance that raw material prices will not have an adverse impact on the Company's operations or competitive position in the future. Bontex plans to continue a long standing practice of reducing costs by utilizing technology in raw materials, equipment and processes improvements.

Selling, General & Administrative (SG&A) expenses as a percent of net sales decreased slightly from 26.9 percent to 26.2 percent during the first nine months of fiscal 1999, as compared to the corresponding period in fiscal 1998. The decreased SG&A percentage is mainly due to the positive impact of the restructuring implemented in February 1999, which resulted in cost reductions at the U.S. operations. Overall, consolidated SG&A expenses declined $1 million or
11.7 percent, while sales decreased 9.6 percent. Bontex plans to implement additional measures in an effort to reduce total SG&A costs.

Interest charges in fiscal 1999 have decreased as a result of lower interest rates, which have more than offset increased interest expenses relating to higher borrowing levels. Foreign currency exchange losses have decreased as a result, of among other things, the Company's Risk Management Program and more stable currency exchange rates in the currencies in which the Company transacts business.

Other comprehensive income, which consists of foreign currency translation adjustment, totaled $40,000 for the nine months ended March 31, 1999, and primarily reflects the fluctuation of the U.S. Dollar verses the Euro.

FINANCIAL CONDITION

Consolidated stockholders' equity decreased $892,000 from June 30, 1998, and totaled $10 million at March 31, 1999. Financial ratios at March 31, 1999, decreased from June 30, 1998, because of the negative operating results. The $315,000 decrease in working capital primarily reflects the decrease in working capital at Bontex USA, resulting from, among other things, increased short-term liabilities to finance negative operating cash flows. The fluctuation in foreign currency exchange rates resulted in a translation increase of $276,000 in consolidated total assets as compared to March 31, 1998.

Cash balances mainly reflect financing and hedging positions at European Operations.

Trade Accounts Receivable remain approximately the same from June 30, 1998 to March 31, 1999. Even though sales have decreased, accounts receivable balances remain approximately the same primarily due to the fact that a larger portion of the Company's sales require extended credit terms.

The $587,000 increase in inventories from June 30, 1998, mainly corresponds to the closure of pulp purchase contracts. Finished goods have decreased due to decreased sales.

Other current assets decreased $49,000 to $289,000 from June 30, 1998, primarily due to a decrease in deposits for pulp futures.

The $845,000 of additions from June 30, 1998, in PP&E is largely due to capital additions at European Operations relating to increased capacity and efficiency projects.

Accounts payable, accrued expenses and short-term borrowings increased $1.3 million from June 30, 1998, which primarily corresponds to funding negative operating cash flows and higher inventory.

Management believes that existing credit facilities will be sufficient to meet future operating and capital requirements based on present circumstances. The Company may further alter its business strategy based on future revenues and margin trends. As of March 31, 1999, Bontex USA was not in compliance with certain financial ratios of its secured debt agreement, under which certain current and noncurrent assets are pledged as collateral. Management is negotiating with the bank for modified covenants and terms of the credit agreement. There can be no assurance that Bontex will be able to obtain satisfactory modifications. Accordingly, Bontex has classified $480,000 of long-term debt as current. If Bontex cannot obtain a modified agreement and it were unable to obtain refinancing, Bontex might have difficulty in obtaining funds to meet operating and capital requirements, which could cause a material adverse impact on its financial condition and results of operations.

FINANCIAL INSTRUMENTS

From time to time, the Company utilizes derivatives and other financial instruments in the normal course of business. By their nature, all such instruments involve risk, and the Company's maximum potential loss may exceed amounts recorded in the balance sheet.

The Company is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. In the past, the Company has primarily used such derivative financial instruments for the purpose of hedging currency and interest rates exposures. For further information concerning the aforementioned financial instruments, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

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

In accordance with hedge accounting, gains or losses are recorded as a component of the underlying inventory purchase, because these contracts effectively meet the risk reduction and correlation criteria. Gains or losses on hedges that are terminated prior to the execution of the inventory purchase are recorded in inventory until the inventory is sold. At March 31, 1999, the Company did not hold any related derivatives for pulp futures.

FINANCIAL SITUATION IN ASIA

Asia is currently in a financial and economic crisis. During the past year, the currencies of a number of key Asian countries have devalued, resulting in an economic slowdown. Asia is the largest market for Bontex type products, as over 68 percent of the world's footwear is manufactured in Asia. Over the previous three years, approximately a third of the Company's consolidated sales have been derived from customers in Asia. The economic slowdown in Asia has decreased the sale of Bontex type products there. The overall strength of the U.S. dollar and the currency devaluations in Asia have resulted in additional pressure on earnings, in part by increasing the relative prices of Bontex products versus Asian competitors. Accordingly, the situation in Asia will continue to negatively affect the Company's operations, and the economic crisis may further spread to other markets, including South America.

In assessing the overall impact of the situation in Asia, management believes sales and profits will improve in the near term as the situation improves. Management cannot at this time accurately quantify the anticipated progress of the situation in Asia on the Company's sales and profitability. Management's assessment is based on a number of relevant sources, including information from key customers, current sales trends, and other industry sources.

REFOCUSING

Management has implemented a dual focused approach composed of a definitive Sales Action Plan and a Cost Reduction Program. In an effort to increase sales, the Company plans to augment its product line for footwear and nonfootwear related products and refine its marketing approaches in a number of key markets. The Company hopes to develop several products that complement existing manufacturing capabilities without significant capital investment or process modifications.

The Company's Cost Reduction Program consists of a number of critical steps to reduce its cost structure, especially concerning overhead and capacity issues. To that end, the Company has taken steps effective February 1, 1999, in an attempt to reduce costs by approximately $1.2 million on an annualized basis through the rationalization of 14 percent of its U.S. staff, the listing for sale of the Newark warehouse facility, and other measures to reduce overhead. Costs to be incurred as a result of these actions are not considered material to the financial statements, and accordingly, no related accruals were made as of March 31, 1999. The positive impact of the Cost Reduction Program was partially evident during the third quarter of fiscal 1999. Management believes that the effects of both sales and cost initiatives will become more evident when fully implemented over the next several months.

YEAR 2000 READINESS

Over the past two years, Bontex has invested approximately $175,000 in information and non-information technology (IT) systems to improve data efficiency and address the Company's Year 2000 systems exposure. The Year 2000 issue relates to computer programs using two digits rather than four to define the applicable year. Inability to process data properly due to this phenomenon may result in systems failures. The project to address the Company's Year 2000 systems exposure is substantially complete with approximately $25,000 remaining to be invested. The IT systems, originally expected to be completed in November 1998, are now estimated to be completed during 1999, while an external vendor completes customized software programs. The IT systems software has been tested, and, with the exception of the customized software discussed above, all software appears to operate as intended. Testing of non-IT systems is underway, with all testing and necessary modifications, estimated to be completed by July 1999.

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

                           PART II. OTHER INFORMATION

                                  BONTEX, INC.
                                    FORM 10-Q
                    FOR THE NINE MONTHS ENDED MARCH 31, 1999

Item 1.  Legal Proceedings

           Please refer to Item 1, Legal Proceedings in Bontex, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, for a description of the civil lawsuit filed by Patricia Surmonte Tischio, a director and employee of Bontex (the "Company") in New Jersey state court on March 11, 1998. The case was transferred to the United States District Court for the Western District of Virginia in July 1998.

           On February 23, 1999, the United States District Court for the Western District of Virginia granted the Motion for Judgment on the Pleadings filed by the defendants with regard to the tortious interference with contractual relations and conspiracy claims, dismissing those claims with prejudice. No appeal was taken from the Court's ruling by Mrs. Tischio. The Court declined to enter declaratory judgment regarding plaintiff's alleged lifetime contract with the Company. The Court also found that the case presented a nonjusticiable issue for the breach of contract, promissory estoppel and wrongful discharge in violation of public policy claims and dismissed those claims without prejudice.

           Please refer to Item 1, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, for a description of the civil lawsuit filed in September 1998 in the United States District Court for the District of Massachusetts by Texon USA, Inc. The lawsuit was resolved without admission of liability by the Company and in a manner that management believes will not have a material impact on the Company. The lawsuit was dismissed on May 11, 1999.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on January 28, 1999. The matters voted upon at the Meeting were as follows:

         (i) The election of Jeffrey C. Kostelni, Joseph F. Raffetto and Patricia S. Tischio as Class B directors, to serve until the 2001 Annual Meeting; and

         (ii) Approve a plan to grant stock options to certain executive officers.

         All nominees for director names above were elected, and the stock option plan was approved.

            Election of Officers

                                                  AUTHORITY
                                                     FOR           WITHHELD
                                                  ---------        --------
             Jeffrey C. Kostelni                  1,439,975         11,893

             Joseph F. Raffetto                   1,439,730         12,138

             Patricia S. Tischio                  1,439,975         11,893


                                                     FOR       AGAINST   ABSTAIN
                                                     ---       -------   -------
             Approve plan to grant stock options   1,146,770    56,530   248,568


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  27 - Financial Data Schedule

            (b)   Report on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BONTEX, INC.
                                     (Registrant)

     May 17, 1999                   /s/James C. Kostelni
-----------------------             ---------------------------------
       (Date)                               James C. Kostelni
                                            Chairman of the Board
                                            and President


     May 17, 1999                    /s/Jeffrey C. Kostelni
-----------------------              --------------------------------
        (Date)                              Jeffrey C. Kostelni
                                            Treasurer and
                                            Chief Financial Officer


      May 17, 1999                   /s/Charles W. J. Kostelni
-----------------------              --------------------------------
        (Date)                              Charles W. J. Kostelni
                                            Corporate Controller
                                            and Secretary

                                  EXHIBIT INDEX


     27      Financial Data Schedule