Form 10-K
period 1999-06-30
BONTEX INC
filed 1999-09-28
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year                                  Commission File
      ended June 30, 1999                                  Number 0-5200

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

Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months with the Commission, and (2) has been subject to the filing requirements for at least the past 90 days: ( x ) Yes ( ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( )

Aggregated market value of the voting stock held by non-affiliates of the
Registrant: $1,700,685 at August 31, 1999

On August 30, 1999, the Registrant had 1,572,824 shares of $.10 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Registrant's Annual Report to Stockholders are incorporated by reference into Parts I and II hereof.

(2) Portions of the Registrant's Proxy Statement dated September 28, 1999 issued in connection with the annual meeting of shareholders to be held October 28, 1999 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS


                                     PART I

ITEM                                                                    PAGE

1.      Business..........................................................3
2.      Properties........................................................9
3.      Legal Proceedings.................................................9
4.      Submission of Matters to a Vote of Security Holders..............10


                                     PART II


5.      Market for the Registrant's Common Equity and Related Stockholder
        Matters..........................................................11
6.      Selected Financial Data..........................................12
7.      Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................12
7A.     Quantitative and Qualitative Disclosures About Market Risk.......12
8.      Financial Statements and Supplementary Data......................12
9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................13


                                    PART III


10.     Directors and Executive Officers of the Registrant...............13
11.     Executive Compensation...........................................13
12.     Security Ownership of Certain Beneficial Owners and Management...13
13.     Certain Relationships and Related Transactions...................13


                                     PART IV


14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..13

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

        The Company believes it has been negatively affected by the well publicized situation in Asia related to the currency and economic crisis. During the past two years, the currencies of a number of key Asian countries, including Korea, Thailand, and Indonesia, have devalued. The devaluations against the US dollar have made locally sourced materials less expensive, in some cases, than Bontex products. This has put additional pressure on margins and has negatively affected sales as noted in Management's Discussion and Analysis incorporated by reference in Part II, Item 7 of this report. Sales have also been negatively impacted by excessive inventories of footwear that have led to a reduction of footwear production. Even though economic conditions in Asia have reduced the Company's near-term growth expectations, management believes that the market ultimately will rebound. A two-year correction period is expected by many experts in relation to the global shoe inventory. Nonwoven materials, however, continue to erode sales of cellulose based products. Bontex is placing greater emphasis on the marketing of nonwoven products, and working to develop new markets for impregnated cellulose products in an effort to increase sales.

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

ORGANIZATION

        The Company maintains corporate headquarters, manufacturing, converting, sales office, and a warehouse facility in Buena Vista, Virginia; a wholly-owned manufacturing subsidiary, Bontex S.A. in Stembert, Belgium; a wholly-owned distribution and converting subsidiary, Bontex Italia S.r.l. in Villafranca, Verona, Italy; a wholly-owned distribution subsidiary, Bontex de Mexico, S.A. de C.V. in Leon, Mexico, and a majority owned distribution subsidiary, Bontex Hong Kong Limited in Hong Kong; and a sales office and warehouse in Newark, New Jersey, which the Company plans to sell during fiscal year 2000, but currently is still in use. See the discussion under "Item 2. Properties," below. The Company utilizes a wholly-owned foreign sales corporation organized and existing under the laws of the Virgin Islands to facilitate export sales. Additionally, Bontex maintains a network of liaison offices, Bontex Korea, Bontex Taiwan, Bontex China, Bontex Indonesia, Bontex Philippines, and Bontex Australia to service Asian markets.

        The Company currently employs 86 full-time and 2 part-time employees in Buena Vista, Virginia; 2 full-time and 1 part-time employees in Newark, New Jersey; 75 full-time and 2 part-time employees in Belgium; 9 full-time employees in Italy; 2 full-time and 1 part-time employees in Mexico and 1 full-time employee in Hong Kong. Revenue per employee was approximately $221,000 and $200,000 in fiscal years 1999 and 1998, respectively.

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

        Bontex USA manufactures uncoated and coated BONTEX fiberboard products; breathable (moisture vapor transmission) cushion foams, that are marketed under trademarks BON-FOAM, MAXXON and SURE-FOAM, and are sold in a variety of grades for use as shock absorbing insole material; BONTEX 200 RECYCLED and BONTEX 300 RECYCLED, which are produced from 100 percent recovered paper with a minimum 80 percent "post-consumer waste" for use in footwear, visorboard in headwear, a backing substrate, stiffener pieces and laminating base; BON-PEL, a hybrid nonwoven substrate, which is exceptionally strong and flexible; BONTEX 48 MA, an uncoated visorboard for use in military headwear, which has been approved by NATICK military laboratory. Bontex USA also combines certain products, such as foams, fabrics, and vinyls, with BONTEX fiberboard. Additionally, Bontex USA is the exclusive distributor globally to the footwear industry of an expanded polyurethane material manufactured by Aero E.A.R. Specialty Composites, under the trademarks MAXXON LS and CONFOR. MAXXON LS and CONFOR have moisture vapor transmission characteristics and are used for sock-linings and cushion insoles in various types of footwear. CONFOR is a trademark of E.A.R. Specialty Composites. Bontex also markets a range of nonwoven products under the name Bon-stitch. During 1999, Bontex introduced a broad range of footwear materials, including Bontex 90 Insole Seatboard, economical insole products, Astral foam with the newest stay-dry technologies, Bon-Stitch linings and Bon-Stitch next generation nonwoven insoles.

        Bontex S.A., Stembert, Belgium, manufactures uncoated BONTEX products. Bontex Italia, S.r.l. is a distribution company and operates converting equipment primarily servicing the Italian market.

        The Company's converting facilities continue to show increased volume and open new market areas in coated and composite items converted on BONTEX substrates. The Company's marketing emphasis is to capitalize on the positive performance of these products. Management believes that Bontex is well positioned for growth due to the high quality and market acceptance of its products, as well as its significant market penetration in developed and developing markets.

        The Company's research efforts are directed primarily toward developing new products and processing techniques, and improving product performance, often in close association with customers. The Company customizes many composite products with BONTEX fiberboard products. These products have increased sales of combination packages, primarily designed to take advantage of the current increased emphasis on comfort in footwear products. A series of dual-density (two-layer) foam packages have been designed, and management believes that sales of these products have been positive since their introduction.

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

COMPETITION

        The industry in which the Company operates is highly competitive. Participants in the industry compete through quality and price, including the ability to control costs, risk management, innovation, and customer service. Presently, it is management's opinion that the Company offers superior product quality and customer service in major markets globally. In the United States, there is one other manufacturer of BONTEX type material. There are, however, other materials which may be substituted for the same applications. The Company estimates that during fiscal year 1999, its products were in approximately 45 to 50 percent of non-rubber footwear manufactured in the United States. This estimate is based on Footwear Industries of America (FIA) data as to total sales.

        There are manufacturers who purchase BONTEX type materials for coating, laminating, and converting into innersoles for footwear, visors for headwear, and dielectric sealing base in automotive door panels. There is more competition in these segments, and no comparative market statistics are available.

        In Europe, there are six major manufacturers of material similar to BONTEX. These competitors are located in Germany, Italy, Finland, Slovenia, Taiwan and the former USSR. The Company estimates that it sells approximately 45 percent of the BONTEX type materials sold in the European Union. These estimates are based on SATRA Common Market statistics as to total sales, and other generally available industry information.

        There are a number of manufacturers of elastomeric fiberboard materials in Asia; however, there are an estimated fourteen competitors operating in the Peoples Republic of China, which impacts selling prices. There is a 5 percent duty on BONTEX products going into Taiwan. The Company has petitioned the US trade representatives to eliminate these duties. Bontex has received notification that the Republic of China (R.O.C.) has agreed to reduce and phase-out these duties, but no definitive time-frame has been announced.

        As there are many customers globally who purchase BONTEX and convert it into innersoles and other application components, the actual total worldwide market penetration is difficult to estimate.

RISK MANAGEMENT PROGRAM

        In areas where Bontex has exposure to market risk for commodities, interest rates and foreign currencies, the Company attempts to manage these risks with its Risk Management Program (RMP). The general policy for the RMP for foreign currency exposure is to match currency denominations of the Company's assets and liabilities. The RMP has proven to be effective in reducing the Company's exposure to fluctuations in currency exchange rates. However, some exposure remains and as such Bontex continues to have some gains and losses related to currency fluctuation. The Mexican peso and Canadian dollar are examples of currencies for which effective hedging is not available in a cost efficient manner and Bontex is currently forced to accept the risk of doing business in these and other such markets. The $40,000 of exchange losses during 1999 were mainly due to declines in value of the Mexican peso, Canadian dollar and the overall strength of the US dollar during that period. For market risk with commodity positions, such as pulp and latex, the Company uses a combination of futures and purchase contracts to fix our prices in a manner intended to limit our exposure. For interest rate market risk, the Company has on a limited basis used interest rate swaps. As with all such risks, absolute or total coverage of all exposures is not within our policy, but a closely monitored approach is regarded as being effective based on current circumstances.

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

PRODUCTION AND SALES

        Refer to Note 3 of Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders wherein information is provided regarding foreign and domestic operations and export sales for the last three fiscal years. Such information is incorporated in Part II, Item 8 of this report by reference, pursuant to General Instruction G(2).

        Historically, Bontex has had a significant global presence, and one of its major strategic objectives is to continue to expand this presence. The Company's sales are diversified among a large customer base, as well as numerous geographic regions. Asia, where an estimated 70 percent of global shoe production occurs, is the largest market for Bontex products. The Company has one of the largest customer bases in the industries it serves. The Company offers a wide range of elastomeric products for use in a variety of applications. However, the majority of the Company's sales are to the footwear industry. The Company intends to continue its strategy of developing and broadening non-footwear sales.

        Credit terms offered by the Company to meet competition have been longer than terms normally available to the Company from its vendors. Some seasonality exists in that the second half of each fiscal year is usually more productive and consequently more profitable than the first half. This seasonality is largely because of customers' buying cycles with scheduled vacations, shutdowns and holidays, which normally occur during the first half of each fiscal year. Substantially all sales to Asia are denominated in US dollars, negotiated letters of credit and sight drafts, and are covered by foreign credit insurance. During the past three years, no single customer accounted for 10 percent or more of the Company's consolidated net sales.

        Foreign operations, principally in Belgium and Italy, constitute a significant portion of the Company's business. Production of BONTEX elastromeric fiberboard products is allocated between the United States and Belgium manufacturing facilities based on such factors as availability of capacity, production efficiencies, logistical considerations, and foreign currency exchange rates. The Company is currently operating at less than full capacity. During the past three fiscal years, approximately 40 percent of total production was manufactured in the United States. The backlog of firm orders in the United States at the end fiscal 1999 was about three weeks production or approximately $1 million in sales. The current backlog at Bontex USA is approximately two weeks. In Europe, the backlog at the end of fiscal year 1999 was about three weeks production or approximately $750,000 in sales. The current estimated backlog at Bontex S.A. is approximately two weeks. The Company expects all the orders in the backlog will be manufactured and shipped during the next fiscal year.

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

        Bontex S.A. markets its products through its own sales force, distributors and sales representatives in most countries in Europe, Central and Eastern Europe, Africa, the Middle East, as well as certain Asian markets. The Company's wholly-owned subsidiary, Bontex Italia S.r.l., services the Italian market directly and through localized converters and commissioned representatives. Over the past few years a greater portion of footwear, especially athletic shoes, is strobel stitched using nonwoven materials in place of Bontex cellulose type products. In fiscal 1999, the Company began successfully marketing Bon-stitch, a broad range of nonwoven materials. The Company plans to expand its strategic alliances to further leverage its Bontex trademark and marketing capabilities.

        The Company maintains six Bontex liaison offices in select Asian markets, a network of sales representatives in various countries where BONTEX is marketed, as well as leased bonded warehouses in Korea for the year ended June 30, 1999, Taiwan, and the Peoples Republic of China. For certain of its foreign markets, the Company uses individual distributors. One distributor represented approximately 15.2 percent of the Company's net consolidated sales, and the Company believes that it is well positioned to replace any of these distributors without materially impacting the Company's marketing or financial operations. The Bontex liaison office in Australia continues to perform the coordination of Asian operations covering, among other countries, Japan, Korea, Taiwan, Hong Kong, Philippines, Indonesia, New Zealand, Australia, Singapore and Malaysia. The Company has established a sales subsidiary, Bontex Hong Kong Limited, in Hong Kong, to replace a distributor for Hong Kong and the PRC New Territories.

STATUS OF PROPOSED PROJECT IN MALAYSIA

        On July 27, 1994, the Company's Board of Directors authorized management to investigate the establishment of a manufacturing facility in Malaysia. Bontex Sdn Bhd was incorporated during fiscal 1996, and was considered not only as a way of enabling the Company to strengthen its presence in Asia, but also to expand its global manufacturing network. Due to economic conditions in Asia and in the footwear industry for elastomeric cellulose materials, Bontex Sdn Bhd was dissolved as per resolution of the Company's Board of Directors dated August 27, 1998.

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

        The Company attempts to minimize the effects of cyclical changes in raw material costs through purchase contracts, forward purchasing, pulp futures and the application of technologies to improve process efficiencies. Principal cost factors include the cost of raw materials, specifically pulp and latex, two primary raw materials for the Company's products. Currently market pulp prices are stable at around $535 per ton for NBSK pulp, but may be showing signs of increasing. Management intends to continue to prudently apply technology to manufacture high quality products while attempting to reduce costs in all areas of operations in an effort to maintain competitive selling prices. There can be no assurance, however, that increased raw material prices will not continue to have an adverse effect on the Company's operations or competitive position in the future.

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

REGULATORY AND ENVIRONMENTAL MATTERS

        As with other related manufacturers, the Company is subject to regulations by various federal, state, foreign and local agencies concerning compliance with environmental control statutes. These regulations impose limitations on the use of chemicals in manufacturing processes and discharge of effluent and emissions into the environment, and establish standards for solid and hazardous waste disposal, treatment, and storage, as well as require the Company to obtain and operate in compliance with the conditions of environmental permits. The Company believes that it is in substantial compliance with such existing domestic and foreign environmental statutes and regulations. Failure to comply with applicable environmental control standards could result in interruption of operations or could require additional expenditures at these facilities.

        In recent years, various agencies have increased their screening and testing of the effects of chemicals or mixtures, including those that occur naturally. The Company's product formulations, in some instances, may include compounds that are or will be subject to these tests. The Company continually devotes significant resources to improve product formulation for, among other things, comfort, health, cost, quality and other performance features.

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

        Bontex USA is also impacted by regulations concerning air emissions relating to the operation of certain coating and converting equipment. The Company entered into a Consent Order with the Virginia Department of Environmental Quality pursuant to which the Company committed to take appropriate corrective action with respect to air quality emissions and to achieve compliance by December 31, 1997. The air emission control equipment was installed and appears to be operating within compliance of applicable environmental requirements.

        The actual costs of future environmental compliance may differ from projected costs due to, among other things, continued emergence of new environmental laws and regulations and improving efficiencies in environmental control or process technology developments.

ITEM 2. PROPERTIES

        For information about liens and security interests held by banks on the Company's properties, see Note 4 of Notes to Consolidated Financial Statements contained in the Company's 1999 Annual Report to Stockholders, incorporated in
Part II, Item 8 of this Report by reference, pursuant to General Instruction
G(2).

        The properties of the Company consist primarily of plant and equipment to manufacture and distribute the Company's products. The Company's corporate headquarters, manufacturing and converting facility in Buena Vista, Virginia continues to be modernized, upgraded, and expanded. In Stembert, Belgium, the subsidiary's plant is one of the most modern and highest capacity in the world for producing BONTEX type products, and the Company continues to invest in new equipment to maintain its high capacity and high level of efficiency. Bontex Italia S.r.l. operates from a modern distribution facility with new converting equipment. During fiscal 1999, the Company spent approximately $390,000, $637,000 and $40,000 to refurbish, upgrade and install equipment at Bontex USA, Bontex S.A., and other subsidiaries, respectively.

        In Newark, New Jersey, the Company owns an office building and warehouse. A sales office is maintained at the Newark building, and the warehouse has been used for the distribution of the Company's products in the northeastern region of the United States. In June 1997, the Company's Board of Directors, in response to decreasing demand in the domestic markets, approved a plan to restructure the Company's operations in the Northeast. The restructuring plan focuses on the Company's Newark, New Jersey operation and will involve closing the Company's current Newark warehouse facility. The Company expects the restructuring to generate operating efficiency improvements which should contribute to the long-term profitability of the Company. The Company plans to dispose of the warehouse facility within the next year. The related restructuring charges at June 30, 1999 are immaterial to the financial statements, because the net realizable value of the Newark warehouse facility exceeds the net carrying amount of approximately $64,000. Future cash outlays and expenditures for the restructuring are not expected to be material.

        The total cost of capital expenditures, including the capital expenditures planned for environmental regulations at both Bontex USA and Bontex S.A. as discussed in the previous section regarding regulations, is estimated not to exceed $300,000 for fiscal year 2000. The Company believes that cash generated from operations and credit facilities will be sufficient to meet these capital requirements.

        The Company continues to manage the utilization of its assets in an effort to meet global growth objectives, marketplace forces, productivity and technology changes. The Company considers all its properties well maintained, and adequate for present and future requirements.

ITEM 3. LEGAL PROCEEDINGS

        In March 1998, a civil complaint was filed in the Superior Court of New Jersey, Law Division, Essex County, by Patricia Surmonte Tischio, a director of Bontex (the "Company") against the Company, James C. Kostelni, the President and Chief Executive Officer of the Company, and Mr. Kostelni's spouse. Both Mrs. Tischio and Mrs. Kostelni are daughters of the Company's founder and serve as co-executors and co-trustees of, and are designed beneficiaries under, an estate and certain trusts, which in the aggregate beneficially own approximately 43 percent of the Company's outstanding common stock. The case was transferred to the United States District Court for the Western District of Virginia.

        On February 23, 1999, the United States District Court of the Western District of Virginia granted the Motion for Judgement on the Pleadings filed by the defendants with regard to the tortious interference with contractual relations and conspiracy claims, dismissing those claims with prejudice. No appeal was taken from the Court's ruling by Mrs. Tischio. The court declined to enter declaratory judgment regarding plaintiff"s alleged lifetime contract with the Company. The court also found that the case presented a nonjusticiable issue for the breach of contract, promissory estoppel and wrongful discharge in violation of public policy claims and dismissed those claims without prejudice.

        In the normal course of business, the Company is subject to proceedings, lawsuits and other claims which are subject to many uncertainties, for which their outcomes are not predictable with assurance. There are no legal proceedings, lawsuits or other claims pending against or involving the Company, which in the opinion of management, will have a material adverse impact upon the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executives of the Registrant:

        Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1999.

        The names, ages and positions of the executives of the Company as of September 23, 1999 are listed below with their business experience with the Company for the past five years. Executive officers are appointed annually by the Board of Directors at the annual meeting of stockholders. There is no agreement or understanding between any executive and any other pursuant to which the executive was selected. Mr. James C. Kostelni is the brother-in- law to Mrs. Patricia S. Tischio. Mr. Jeffrey C. Kostelni and Mr. Charles W. J. Kostelni are the sons of Mr. James C. Kostelni and the nephews of Mrs. Patricia S. Tischio.

        Previous and present duties and responsibilities:

                                                   Position and Business
Name and Age                                       Experience for Past Five Years

James C. Kostelni, 64                              Chairman of the Board, President, and Chief
                                                   Executive Officer (since 1994), President and Chief
                                                   Operating Officer (since 1971) of the Company.  Mr.
                                                   Kostelni has a Bachelor of Science Degree in
                                                   Business Administration. Director.

Jeffrey C. Kostelni, 33                            Senior Vice President (since 1999); Chief Financial
                                                   Officer and Treasurer (since 1994) of the Company;
                                                   General Sales Manager of Bontex S.A., a subsidiary
                                                   of the Company in Belgium (1995-1999).   Mr.
                                                   Kostelni has a Bachelor of Science Degree in
                                                   Accountancy and is a Certified Public Accountant.
                                                   Director.






Charles W. J. Kostelni, 35                         Senior Vice President (since 1999), General Manager
                                                   (U.S. operations only) (since 1998), Corporate
                                                   Secretary (since 1997), Corporate Controller (since
                                                   1996) of the Company and General Sales Manager of
                                                   Bontex S.A., a subsidiary of the Company in
                                                   Belgium (since 1999).  Prior thereto, Assistant
                                                   Controller (1994-1996) of the Company and
                                                   Assistant Vice President, Union Bank of Switzerland,
                                                   New York (1991-1995).  Mr. Kostelni has a Bachelor
                                                   of Science Degree in Accountancy and is a Certified
                                                   Public Accountant.

David A. Dugan, 52                                 Controller (since 1988) and Assistant Corporate
                                                   Secretary (since 1997); prior thereto, Corporate
                                                   Secretary (1993-1997) of the Company.   Mr. Dugan
                                                   has a Masters in Business Administration and is a
                                                   Certified Public Accountant.

Patricia S. Tischio, 60                            Office Manager (since 1989) and Assistant Corporate
                                                   Secretary (1994-1997) of the Company.  Mrs.
                                                   Tischio has a Bachelor of Arts Degree in English.
                                                   Director.

Larry E. Morris, 53                                Technical Sales Director (since 1998) of  the
                                                   Company; prior thereto, Technical (1983-1998),
                                                   Sales Director (1993-1998).  Director.

Michael  J. Breton, 59                             Corporate Director of International Operations of the
                                                   Company (since 1993), and General Manager of
                                                   Bontex S.A., a subsidiary of the Company (since
                                                   1987).   Mr. Breton has a Bachelor of Science Degree
                                                   in Paper Technology. Director.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        The information set forth under the caption "Common Stock and Dividend Data" on page 4 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference, pursuant to General Instruction G(2).

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

        On July 1, 1998, all of the above options were canceled, unexercised, upon voluntary agreement of the parties, in order to expedite the Company's application to transfer its common stock listing from The Nasdaq Stock Market to the Nasdaq SmallCap Market. A proposal was presented and approved at the Company's 1998 Annual Stockholders Meeting to issue new options to replace the canceled options. On January 28, 1999, James C. Kostelni was granted an option to purchase up to 72,000 shares of Company common stock at a price of $4.50 per share. The option was exercisable on the date of grant and expires on January 22, 2007. Also on January 28, 1999, both Jeffrey C. Kostelni and Charles W. J. Kostelni were granted options to purchase up to 20,000 shares of Company common stock at a price of $5.63 per share. The options were exercisable on the date of grant and expire on November 21, 2007. Each of these options were granted in a private placement in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

        The five year data for the fiscal years 1999, 1998, 1997, 1996, and 1995 are included in the "Summary of Selected Ten Year Data" on page 4 of the Company's 1999 Annual Report to Stockholders and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        "Management's Discussion and Analysis" on pages 5 through 10 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Quantitative and qualitative disclosures about market risk in "Management's Discussion and Analysis" on pages 9 and 10 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference, pursuant to General Instructions G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of the Registrant and the independent auditors' report included on pages 11 through 26 of the 1999 Annual Report to Stockholders, are herein incorporated by reference, pursuant to General Instruction G(2):

          1.   Consolidated Statements of Income (Loss) and Comprehensive Income
               (Loss) for the Years Ended June 30, 1999, 1998 and 1997

          2. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1999, 1998, and 1997.

          3.   Consolidated Balance Sheets as of June 30, 1999 and 1998.

          4. Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998, and 1997.

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

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information with respect to the executives of the Registrant, see "Executives of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Registrant, see "Election of Directors" at pages 4 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held October 28, 1999, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" at page 18 of the Proxy Statement for the Annual Meeting of Stockholders to be held October 28, 1999, is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

        The information set forth under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance" at pages 9 through 18 of the Proxy Statement for the Annual Meeting of Stockholders to be held October 28, 1999, is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information pertaining to stockholders beneficially owning more than five percent of the Registrant's common stock and the security ownership of management, which is set forth under the caption "Stockholdings of Certain Owners and Management" on pages 2 through 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1999, is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Related Party Transaction" on page 15 of the Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1999, is incorporated herein by reference pursuant to General Instruction G(3).

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

          2. Financial statement schedules and the location in this Form 10-K are as follows:

               SCHEDULE
               NUMBER            DESCRIPTION                                PAGE

               (a)               Independent Auditors' Report
                                 on Financial Statement Schedule             17

               (d)  II           Valuation and Qualifying Accounts for the
                                 years ended June 30, 1999, 1998 and 1997    18

               All other schedules are omitted, as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

          3.   Exhibits to this Form 10-K are as follows:

     EXHIBIT
     NUMBER    DESCRIPTION

     3(i) Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit No. (iii) of Form 10-Q for the fiscal quarter ended December 31, 1996)

     3(ii) Amended and Restated Bylaws of Bontex, Inc. (incorporated herein by reference to Exhibit No. 3(i) of Form 10-Q for quarter ended March 31, 1998)

     10(i) *Executive Compensation Agreement dated January 22, 1997, between Bontex, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit 10(i) of Form 10-Q for quarter ended March 31, 1997)

     10(ii)    *Life Insurance Agreement between Georgia Bonded Fibers Inc.
               and James C. Kostelni incorporated herein by reference to Exhibit
               10.4 of Form 10-Q for quarter ended December 31, 1993)

     10(iii) *Bontex S.A. Pension Plan (incorporated herein by reference to Exhibit No. 10(iv) of Form 10-K for the fiscal year ended June 30, 1994)

     10(iv)    *Georgia Bonded Fibers, Inc. Annual Incentive Plan
               (incorporated herein by reference to Exhibit No. 10(v) of Form 10-K for the fiscal year ended June 30, 1994)

     10(v) *Supplemental Executive Compensation Agreement dated May 26, 1994, between Georgia Bonded Fibers, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit No. of Form 10-K for the fiscal year ended June 30, 1994)

     10(vi) Special Consent Order between the Company and the State Water Control Board dated July 22, 1994 (incorporated herein by reference to Exhibit No. 10(vii) of Form 10-K for the fiscal year ended June 30, 1994)

     10(vii) Amended Consent Order between the Company and the Commonwealth of Virginia, Department of Environmental Quality dated January 10, 1997. (incorporated herein by reference to Exhibit No. 10(iv) of Form 10-Q for the quarter ended December 31, 1996)

     10(viii) Related party Marketing Agreement between Bontex, Inc. and Maxcomm, Inc. dated February 16, 1999

     13 1999 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

     21        Subsidiaries of the Company

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

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on this 28th day of September, 1999.

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

                                                      Date

/s/James C. Kostelni                            September 28, 1999
------------------------------------            ------------------
James C. Kostelni
Chairman of the Board, President and
Chief Executive Officer
Director

/s/Jeffrey C. Kostelni                          September 28, 1999
------------------------------------            ------------------
Jeffrey C. Kostelni
Treasurer and
Chief Financial Officer
Director

/s/Charles W. J. Kostelni                       September 28, 1999
------------------------------------            ------------------
Charles W. J. Kostelni
Corporate Controller and
Corporate Secretary

/s/Michael J. Breton                            September 28, 1999
------------------------------------            ------------------
Michael J. Breton
Corporate Director of International
Operations and General Manager,
Bontex S.A.
Director

/s/Larry E. Morris                              September 28, 1999
------------------------------------            ------------------
Larry E. Morris
Technical Sales Director
Director

/s/Patricia S. Tischio                          September 28, 1999
------------------------------------            ------------------
Patricia S. Tischio
Director

/s/William J. Binnie                            September 28, 1999
------------------------------------            ------------------
William J. Binnie
Director

/s/William B. D'Surney                          September 28, 1999
------------------------------------            ------------------
William B. D'Surney
Director

/s/Frank Mayorshi                               September 28, 1999
------------------------------------            ------------------
Frank Mayorshi
Director

/s/Joseph F. Raffetto                           September 28, 1999
------------------------------------            ------------------
Joseph F. Raffetto
Director

/s/Robert J. Weeks                              September 28, 1999
------------------------------------            ------------------
Robert J. Weeks
Director

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Bontex, Inc.:

Under date of August 20, 1999, we reported on the consolidated balance sheets of Bontex, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the accompanying annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as set forth under Item 14(a)2 of the accompanying annual report on Form 10-K for the year 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                   KPMG LLP
Roanoke, Virginia
August 20, 1999



                         SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 BONTEX, INC. AND SUBSIDIARIES


                                 Balance at   Charges to    Charged to                       Balance
                                      Beginning     Costs and       Other                          at End
         Description                  of Period     Expenses      Accounts*     Deductions**     of Period
         -----------                  ---------     --------     ----------     ------------     ---------

YEAR ENDED JUNE 30, 1999
Reserves and allowances
deducted from asset accounts:
Allowances for doubtful accounts       $ 268,000     $ (39,000)    $ (7,000)      $  94,000      $ 128,000
YEAR ENDED JUNE 30, 1998
Reserves and allowances
deducted from asset accounts:
Allowances for doubtful accounts       $ 119,000     $ 252,000     $      -       $ 103,000      $ 268,000
YEAR ENDED JUNE 30, 1997
Reserves and allowances
deducted from asset accounts:
Allowances for doubtful accounts       $ 134,000     $  75,000     $ (7,000)      $  83,000      $ 119,000


*Foreign currency translation  (loss)
**Uncollectable accounts written off, net of recoveries.

                                  Exhibit Index

     3(i) Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit No. (iii) of Form 10-Q for the fiscal quarter ended December 31, 1996)

     3(ii) Amended and Restated Bylaws of Bontex, Inc. (incorporated herein by reference to Exhibit No. 3(i) of Form 10-Q for quarter ended March 31, 1998)

     10(i) *Executive Compensation Agreement dated January 22, 1997, between Bontex, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit 10(i) of Form 10-Q for quarter ended March 31, 1997)

     10(ii)    *Life Insurance Agreement between Georgia Bonded Fibers Inc.
               and James C. Kostelni incorporated herein by reference to Exhibit
               10.4 of Form 10-Q for quarter ended December 31, 1993)

     10(iii) *Bontex S.A. Pension Plan (incorporated herein by reference to Exhibit No. 10(iv) of Form 10-K for the fiscal year ended June 30, 1994)

     10(iv)    *Georgia Bonded Fibers, Inc. Annual Incentive Plan
               (incorporated herein by reference to Exhibit No. 10(v) of Form 10-K for the fiscal year ended June 30, 1994)

     10(v) *Supplemental Executive Compensation Agreement dated May 26, 1994, between Georgia Bonded Fibers, Inc. and James C. Kostelni (incorporated herein by reference to Exhibit No. of Form 10-K for the fiscal year ended June 30, 1994)

     10(vi) Special Consent Order between the Company and the State Water Control Board dated July 22, 1994 (incorporated herein by reference to Exhibit No. 10(vii) of Form 10-K for the fiscal year ended June 30, 1994)

     10(vii) Amended Consent Order between the Company and the Commonwealth of Virginia, Department of Environmental Quality dated January 10, 1997. (incorporated herein by reference to Exhibit No. 10(iv) of Form 10-Q for the quarter ended December 31, 1996)

     10(viii) Related party Marketing Agreement between Bontex, Inc. and Maxcomm, Inc. dated February 16, 1999

     13 1999 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

     21        Subsidiaries of the Company

     27        Financial Data Schedule

        *Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).