Form 10-Q
period 1999-09-30
BONTEX INC
filed 1999-11-15
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended September 30, 1999
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


             Class                      Outstanding at November 10, 1999
      Common Stock - $.10 par value                  1,572,824

                                  BONTEX, INC.
                                    FORM 10-Q
                 FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX



PART I.        FINANCIAL INFORMATION                                  Page No.

               Item 1. Financial Statements

               CONDENSED CONSOLIDATED BALANCE SHEETS
               September 30, 1999 and  June 30, 1999..........................3

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) AND CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               First Quarter Ended September 30, 1999 and 1998................4

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               First Quarter Ended September 30, 1999 and 1998................5

               CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS...................................................6,7

               Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.................8-10

               Item 3. Quantitative and Qualitative Disclosures About
                       Market Risk.......................................10, 11

PART II. OTHER INFORMATION

               Item 6. Exhibits and Reports on Form 8-K......................12

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                          BONTEX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                              September 30,          June 30,
                                                               (unaudited)
                                                                  1999                 1999
ASSETS
Current assets:
    Cash and cash equivalents                               $           224      $           336
    Trade accounts receivable, less allowance for doubtful
     accounts of $182 ($128 at June '99)                              9,758               11,765
    Other receivables                                                   381                  278
    Inventories                                                       6,465                5,798
    Deferred income taxes                                               123                  124
    Income taxes refundable                                              54                   67
    Other current assets                                                388                  152
                                                              -------------       --------------
         TOTAL CURRENT ASSETS                                        17,393               18,520
                                                              -------------       --------------

Property, plant and equipment:
    Land and land improvements                                          368                  361
    Buildings and building improvements                               6,080                5,953
    Machinery, furniture and equipment                               18,015               17,885
    Construction in progress                                            489                  239
                                                              -------------       --------------
                                                                     24,952               24,438
    Less accumulated depreciation and amortization                   13,376               12,915
                                                              -------------       --------------
         Net property, plant and equipment                           11,576               11,523

Deferred income taxes                                                   743                  599
Other assets, net                                                       523                  522
                                                              -------------       --------------
         TOTAL ASSETS                                       $        30,235      $        31,164
                                                              =============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Short-term borrowings                                   $         8,854      $         9,215
    Long-term debt due currently                                      1,116                  781
    Accounts payable                                                  6,085                6,375
    Accrued expenses                                                  1,782                1,590
    Income taxes payable                                                184                  197
                                                              -------------       --------------
         TOTAL CURRENT LIABILITIES                                   18,021               18,158

    Long-term debt, less current portion                              2,154                2,601
    Deferred income taxes                                                49                   48
    Other long-term liabilities                                         521                  464
                                                              -------------       --------------
         TOTAL LIABILITIES                                           20,745               21,271
                                                              -------------       --------------

Stockholders' equity:
    Preferred stock of no par value.  Authorized 10,000,000
     shares; none issued                                                  -                    -
    Common stock of $.10 par value.  Authorized 10,000,000
     shares; issued and outstanding 1,572,824 shares                    157                  157
    Additional capital                                                1,551                1,551
    Retained earnings                                                 7,581                8,120
    Accumulated other comprehensive income                              201                   65
                                                              -------------       --------------
         TOTAL STOCKHOLDERS' EQUITY                                   9,490                9,893
                                                              -------------       --------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $        30,235      $        31,164
                                                              =============       ==============

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

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income
(Loss):


                                                                  First Quarter Ended
                                                                     September 30,
                                                                 1999            1998

Net Sales                                                   $     8,059     $     8,717
Cost of Sales                                                     6,138           6,577
                                                               ---------       ---------

         Gross Profit                                             1,921           2,140

Selling, General and Administrative Expenses                      2,412           2,339
                                                               ---------       ---------

         Operating Income (Loss)                                   (491)           (199)
                                                               ---------       ---------

Other (Income) Expense:

     Interest expense                                               200             243
     Interest income                                                  -              (1)
     Foreign currency exchange (gain) loss                          (15)             30
     Other, net                                                       7               5
                                                               ---------       ---------
         Total Other (Income) Expense                               192             277
                                                               ---------       ---------

Income (Loss) Before Income Taxes                                  (683)           (476)
Income Tax Benefit                                                 (144)            (96)
                                                               ---------       ---------

Net income (Loss)                                                  (539)           (380)
                                                               ---------       ---------

Other Comprehensive Income
     Foreign currency translation adjustment                        136             330
                                                               ---------       ---------
Comprehensive Income (Loss)                                  $     (403)     $      (50)
                                                               =========       =========

Net income (loss)  per share                                 $     (.34)     $     (.24)
                                                               =========       =========


Condensed Consolidated Statements of Changes in Stockholders' Equity:

Stockholders' Equity, beginning balance                      $    9,893     $    10,891

     Net income (loss)                                             (539)           (380)
     Other comprehensive income
         Foreign currency translation adjustment                    136             330
                                                               ---------       ---------

Stockholders' Equity, ending balance                         $    9,490     $    10,841
                                                               =========       =========

See accompanying condensed notes to unaudited condensed consolidated financial statements.

                          BONTEX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (unaudited)


                                                                    First Quarter Ended
                                                                         September
                                                                    1999            1998

Cash Flows from Operating Activities:
  Cash received from customers                                  $   9,765       $  10,577
  Cash paid to suppliers and employees                             (8,850)        (10,418)
  Interest received                                                     1               2
  Interest paid                                                      (193)           (266)
  Income taxes paid, net of refunds                                     2              35
                                                                  --------        --------
    Net cash provided by (used in) operating activities               725             (70)
                                                                  --------        --------

Cash Flows from Investing  Activities:
  Acquisition of property, plant and equipment                       (182)           (262)
                                                                  --------        --------
    Net cash used in investing activities                            (182)           (262)
                                                                  --------        --------

Cash Flows from Financing Activities:
  Increase (decrease) in short-term borrowings, net                  (479)            283
  Long-term debt incurred                                              19             350
  Principal payments on long-term debt                               (186)           (390)
                                                                  --------        --------
    Net cash provided by (used in) financing activities              (646)            243
                                                                  --------        --------

Effect of Exchange Rate Changes on Cash                                (9)             47
                                                                  --------        --------
Net decrease in Cash and Cash Equivalents                            (112)            (42)
Cash and Cash Equivalents at Beginning of Period                      336             517
                                                                  --------        --------
Cash and Cash Equivalents at End of Period                      $     224       $     475
                                                                  ========        ========

Reconciliation of Net Income (Loss) to Net Cash Used In
  Operating Activities:
  Net income (loss)                                              $   (539)       $   (380)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                     328             336
    Provision for bad debts                                            56              10
    Deferred income taxes                                            (144)           (128)
    Change in assets and liabilities:
     Decrease in trade accounts and other receivables               1,974           1,631
     Increase in inventories                                         (491)           (216)
     Increase in other assets                                        (233)           (379)
     Decrease in accounts payable and accrued expenses               (256)           (976)
     Increase in income taxes                                           2               -
     Increase in other liabilities                                     28              32
                                                                  --------        --------
     Net cash provided by (used in) operating activities        $     725        $    (70)
                                                                  ========        ========



See accompanying condensed notes to unaudited condensed consolidated financial statements.

                          BONTEX, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 1999 AND 1998 AND JUNE 30, 1999
                                   (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Bontex, Inc. and its subsidiaries ("Bontex" or the "Company") in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown, have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

2. The last in, first out (LIFO) method of inventory pricing is used by the Company in the United States. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first-out (FIFO) and weighted average bases. Inventories are summarized as follows:


                                                           September 30,          June 30,
                                                               1999                 1999
                                                                 (Dollars in Thousands)
        Finished goods                                        $   3,546         $    3,341
        Raw Materials                                             2,506              2,025
        Supplies                                                    755                774
                                                               --------          ---------
        Inventories at FIFO and weighted average cost             6,807              6,140
        LIFO reserves                                               342                342
                                                               --------          ---------
                                                              $   6,465         $    5,798
                                                               ========          =========

3. Business segment information related to the North American and European operations follows:


                                          North
                                         American      European      Eliminations   Consolidated
                                        Operations    Operations
First Quarter Ended September 30, 1999

Net Sales                                   $3,703          $4,450          $ (94)         $8,059

Net Income (Loss)                             (281)           (261)             3            (539)

First Quarter Ended September 30, 1998

Net Sales                                   $3,886          $4,918           $(87)         $8,717

Net Income (Loss)                             (239)           (141)             -            (380)

                          BONTEX, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 1999 AND 1998 AND JUNE 30, 1999
                                   (Unaudited)



4. Net income (loss) per share calculations are based on the weighted average number of shares outstanding of 1,572,824 shares for all periods.

                                  BONTEX, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 1999
                                   (Unaudited)


Except for historical data set forth herein, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, for example, statements about future results of operations or market conditions and involve risks, uncertainties and assumptions. Actual results may differ materially from these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, the global economic crisis emanating from Southeast Asia, excessive worldwide footwear inventories, a shrinking domestic market for Bontex products, decreased sales to key customers, increased competition from non-woven materials, the Year 2000 problem, the increase in the relative prices of Bontex's products due to foreign currency devaluations, increased pulp and latex prices, and capital illiquidity resulting from the breach of loan covenants and/or an inability to identify additional sources of financing.

RESULTS OF OPERATIONS

The results of operations for the first quarter of fiscal year 2000 reflect a decrease in profitability. During the first quarter, the Company generated a consolidated operating loss of $491,000, and a net loss of $539,000 or $.34 per share. Consolidated net sales decreased $658,000 or 7.5 percent to $8.1 million for the first quarter ended September 30, 1999. The fluctuation in foreign currency exchange rates resulted in a $312,000 translation decrease in net sales. There are several reasons contributing to the decrease in sales. The situation in Asia continues to have a significant impact on the Company's sales and profitability. It has been well publicized that athletic footwear sales, the largest footwear segment globally, have dropped considerably. Another item adversely impacting Bontex sales is the trend of increased usage of other materials, such as non-wovens and plastics, which have replaced Bontex cellulose materials in athletic footwear. Furthermore, our primary global competitor has reduced prices in several markets in an attempt to increase its sales, which has resulted in Bontex reducing prices to meet the competition to maintain market share.

Seasonality generally exists in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customer's scheduled vacations, shutdowns, holidays and purchasing cycles. Over the past fifteen years, the Company has generated net income during the first quarter only six times, the most recent being in fiscal year 1997.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the first quarter of fiscal year 2000 decreased slightly compared to the same period last year from 24.5 to 23.8 percent. This decrease in profit margins is primarily attributed to competitive pricing pressures which have resulted in lower selling prices and have had a negative impact on net sales and profit margins.

The cost of pulp has been stable during the past fiscal year, but may be showing signs of increasing in fiscal year 2000. It is difficult to predict future raw material costs, and there can be no assurance that raw material prices will not have an adverse impact on the Company's operations or competitive position in the future.

Selling General & Administrative (SG&A) expenses increased 3.1 percent compared to the same period last year and as a percent of net sales increased from 26.8 percent to 29.9 percent, as compared to the corresponding prior year. The increased SG&A percentage is mainly due to higher professional fees and the decrease in sales.

Interest expense has decreased $43,000 for the quarter ended September 30, 1999, as compared to the same period last year due to reduced short-term borrowing.

Other comprehensive income, foreign currency translation adjustment, which totaled $136,000 for the quarter ended September 30, 1999, is primarily the result of the strengthening of the US Dollar verses the Euro since June 30, 1999.

FINANCIAL CONDITION

Consolidated stockholders' equity decreased $403,000 from June 30, 1999, and totaled 9.5 million at the end of September 1999. Financial ratios at September 30, 1999 generally decreased from June 30, 1999 because of the negative operating results. The fluctuation in foreign currency exchange rates resulted in a translation decrease of $1.8 million in consolidated total assets as compared to September 30, 1998.

The decrease in cash balances is mainly attributed to the payment of debt from operating cash flows.

Trade accounts receivables decreased by $2.0 million to $9.8 million, and is primarily because of the decrease in consolidated net sales.

The $667,000 increase in inventories to $6.5 million mainly corresponds to raw material increases from year end lows to support current operations.

Other current assets increased $236,000 to $388,000 from June 30, 1999, primarily due to prepaid insurance for fiscal year 2000.

The $514,000 increase in gross property, plant and equipment is due to the addition of routine equipment costs and exchange rate changes resulting in translation adjustments at the Company's European operations.

Accounts payable, accrued expenses and short-term borrowings decreased $459,000, which primarily corresponds to decreased trade account receivables. Management believes that existing short-term credit facilities will be sufficient to meet future operating and capital requirements.

As of September 30, 1999, Bontex USA was not in compliance with certain loan covenants of its secured debt agreement, under which certain current and noncurrent assets are pledged as collateral. Accordingly, Bontex has classified $320,000 of long-term debt as current. In the meantime, the Company is seeking alternative means of capital and/or financing, which management believes they will successfully complete in the second quarter of fiscal year 2000. If Bontex is unable to obtain refinancing, Bontex might have difficulty in obtaining funds to meet operating and capital requirements, which could cause a material adverse impact on its financial condition and results of operations.

FINANCIAL INSTRUMENTS

From time to time, the Company utilizes derivatives and other financial instruments in the normal course of business. By their nature, all such instruments involve risk, and the Company's maximum potential loss may exceed amounts recorded in the balance sheet.

The Company is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. In the past, the Company has primarily used such derivative financial instruments for the purpose of hedging currency and interest rates exposures. For further information concerning the aforementioned financial instruments, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

REFOCUSING

Bontex has recently developed several new innovative products for footwear that it believes will have good sales potential based on early marketing efforts. The Company has also concluded new marketing agreements for stitch bonded non-wovens, open celled polyurethane foams, thermoplastics, and specialized moulds. Each of these projects should bring advanced technology to the footwear industry and should add value for Bontex customers. Bontex management believes that the key to success in these areas relies upon bringing added value to our customers. We have an aggressive strategy to locate such technologies and bring them to the marketplace. Sales from these projects are expected to occur during fiscal year 2000, however it is impossible to accurately predict the level of sales potential or profitability at this time.

YEAR 2000 ISSUE

Over the past two years, Bontex has invested and capitalized approximately $200,000 in information and non-information technology (IT) systems to improve data efficiency and address the Company's Year 2000 systems exposure. The Year 2000 issue relates to computer programs using two digits rather than four to define the applicable year. Inability to process data properly due to this phenomenon may result in system's failures. The project to address the Company's Year 2000 systems exposure is complete. The IT systems software has been tested and all software appears to operate as intended. Testing of non-IT systems was also completed in October 1999, and all non-IT systems appear to operate as intended.

Bontex continues to assess the Year 2000 readiness of its major customers and vendors. The review is substantially complete with no material risks identified. Major customers and vendors who have not responded, however, could suffer disruptions for the Year 2000 problem. Furthermore, even if the systems of Bontex's major customers and vendors are Year 2000 compliant, their operations may suffer disruptions as a result of the Year 2000 problems of the outside parties on which they rely. Therefore, there can be no assurances that the Year 2000 will not significantly affect the Company's third parties, which in turn could affect Bontex's operations and financial results.

The Company is currently in the process of formulating a contingency plan to maintain operations in the event of its most likely worse case Year 2000 scenario. Bontex intends to complete the plan in December 1999. Bontex expects that the contingency plan will provide, if necessary, for manual processing of accounting and financial information. The contingency plan, however, would be unable to mitigate extreme Year 2000 effects, such as power or communications failures, interrupted deliveries from major suppliers, or decreased sales resulting from regional or worldwide recessions or disruptions in the operations of major customers. Therefore, there can be no assurance that the date change from 1999 to 2000 will not materially affect the Company's operations and financial results.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was to be effective for periods beginning after June 15, 1999, but implementation has been delayed by the Financial Accounting Standards Board to be effective for periods beginning after June 15, 2000. This statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. The Company is currently in the process of reviewing the impacts of this Statement.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain risks related to interest rates, currency and commodity positions. Market risk is defined as the risk of loss arising from adverse changes in market rates and prices. The following disclosures provide certain forward-looking data concerning potential exposures to market risk. In general, the Company's policy is not to speculate on interest rates, currencies and commodities in the markets, but rather to fix rates and prices at levels considered favorable.

There is no expected material foreign exchange risk for the Company's debt, as these amounts are denominated in the local operating currencies of the respective operations. Other assets and liabilities are hedged and accordingly, are not considered subject to material foreign exchange risk as well.

The table below provides information about the Company's derivative financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

Derivative Financial Instruments held for other than trading purposes at September 30, 1999 (dollars in thousands):



                                                    Expected Maturity Date
                                                                                          There-                Estimated
                               2000       2001       2002        2003        2004         after      Total      Fair Value
Liabilities
Long-term debt
   Fixed Rate                $ 1,069     $   461    $   468     $   468     $ 462       $  342     $ 3,270     $   3,270
   Average interest rate        6.40%       6.40%      5.49%       4.99%      5.00%        5.23%       5.75%

   Interest Rate Derivative
   Interest Rate Swap
   Fixed to Variable         $ 1,000           -          -           -          -            -     $ 1,000     $      (6)
   Average pay rate             6.35%                                                                  6.35%
   Average receive rate         5.00%                                                                  5.00%


The Company's interest rate swap fixes the rate of interest for $1,000 of $8,854 total variable rate debt. In the event of lowering BIBOR or LIBOR rates, the Company is exposed to higher fixed rates. The $7,854 variable rate debt not covered by the interest rate swap is subject to the risk of interest rate changes. The market risk sensitivity analysis above does not fully reflect the potential net market risk exposure, because other market risk exposures may exist in other transactions.

                           PART II. OTHER INFORMATION

                                  BONTEX, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


Item 6. Exhibits and Reports on Form 8-K

(a.)    Exhibits:

        27 - Financial Data Schedule

(b.)    Reports on Form 8-K:

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BONTEX, INC.
                                                   (Registrant)

     November 15, 1999                             /s/James C. Kostelni
           (Date)                                     James C. Kostelni
                                                      Chairman of the Board
                                                      and President

    November 15, 1999                              /s/Charles W. J. Kostelni
           (Date)                                     Charles W. J. Kostelni
                                                      Corporate Controller
                                                      and Secretary