Form 10-Q
period 1999-12-31
BONTEX INC
filed 2000-02-14
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 1999
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


         Class                                 Outstanding at February 8, 2000
Common Stock - $.10 par value                             1,572,824

                                  BONTEX, INC.
                                    FORM 10-Q
                 FOR THE SECOND QUARTER ENDED DECEMBER 31, 1999


                                      INDEX



PART I. FINANCIAL INFORMATION                                         Page No.

        Item 1.  Financial Statements

        CONDENSED CONSOLIDATED BALANCE SHEETS
        December 31, 1999 and June 30, 1999.................................3

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) AND CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        Six Months and Three Months Ended December 31, 1999 and 1998........4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        Six Months Ended December 31, 1999 and 1998.........................5

        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......6

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................7-9

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk.10


PART II.         OTHER INFORMATION

        Item 2.  Changes in Securities and Use of Proceeds..................11

        Item 4.  Submission of Matters to a Vote of Security Holders.......11-12

        Item 6.  Exhibits and Reports on Form 8-K...........................12



                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          BONTEX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands, Except Share and Per Share Data)


                                                               December 31,       June 30,
                                                                (unaudited)
                                                                   1999             1999

ASSETS
  Current assets:
  Cash and cash equivalents                                   $         394     $       336
  Trade accounts receivable, less allowance for doubtful
    accounts of $206 ($128 at June '99)                               9,977          11,765
  Other receivables                                                     292             278
  Inventories                                                         5,676           5,798
  Deferred income taxes                                                 121             124
  Income taxes refundable                                                50              67
  Other current assets                                                  304             152
                                                               ------------      ----------
        TOTAL CURRENT ASSETS                                         16,814          18,520
                                                               ------------      ----------

Property, plant and equipment:
  Land and land improvements                                            357             361
  Buildings and building improvements                                 5,887           5,953
  Machinery, furniture and equipment                                 17,771          17,885
  Construction in progress                                              461             239
                                                               ------------      ----------
                                                                     24,476          24,438
  Less accumulated depreciation and amortization                     13,395          12,915
                                                               ------------      ----------
    Net property, plant and equipment                                11,081          11,523

Deferred income taxes                                                   806             599
Other assets, net                                                       572             522
                                                               ------------      ----------
        TOTAL ASSETS                                          $      29,273     $    31,164
                                                               ============      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                       $       8,157     $     9,215
  Long-term debt due currently                                          768             781
  Accounts payable                                                    6,502           6,375
  Accrued expenses                                                    1,772           1,590
  Income taxes payable                                                  178             197
                                                               ------------      ----------
        TOTAL CURRENT LIABILITIES                                    17,377          18,158

Long-term debt, less current portion                                  2,157           2,601
Deferred income taxes                                                    46              48
Other long-term liabilities                                             560             464
                                                               ------------      ----------
        TOTAL LIABILITIES                                            20,140          21,271
                                                               ------------      ----------

Stockholders' equity:
  Preferred stock of no par value.  Authorized 10,000,000
    shares; none issued                                                   -               -
  Common stock of $.10 par value.  Authorized 10,000,000 shares;
    issued and outstanding 1,572,824 shares                             157             157
  Additional capital                                                  1,551           1,551
  Retained earnings                                                   7,470           8,120
  Accumulated other comprehensive income                                (45)             65
                                                               ------------      ----------
        TOTAL STOCKHOLDERS' EQUITY                                    9,133           9,893
                                                               ------------      ----------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $      29,273     $    31,164
                                                               ============      ==========

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

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):


                                                 Six Months Ended         Three Months Ended
                                                   December 31,              December 31,
                                                 1999         1998         1999         1998

Net Sales                                     $  18,013    $  18,384    $   9,954    $   9,667
Cost of Sales                                    13,415       14,174        7,277        7,597
                                               --------     --------     --------     --------

        Gross Profit                              4,598        4,210        2,677        2,070

Selling, General and Administrative Expenses      5,040        4,897        2,628        2,558
                                               --------     --------     --------     --------

        Operating Income (Loss)                    (442)        (687)          49         (488)
                                               --------     --------     --------     --------

Other (Income) Expense:
  Interest expense                                  388          476          188          233
  Interest income                                     -           (2)           -           (1)
  Foreign currency exchange (gain) loss             (21)          37           (6)           7
  Other, net                                         41          (43)          34          (48)
                                               --------     --------     --------     --------
Total Other Expense, Net                            408          468          216          191
                                               --------     --------     --------     --------

Income (Loss) Before Income Taxes                  (850)      (1,155)        (167)        (679)
Income Tax Benefit                                 (200)        (280)         (56)        (184)
                                               --------     --------     --------     --------

Net income (loss)                                  (650)        (875)        (111)        (495)

Other Comprehensive Income (Loss)
  Foreign currency translation adjustment          (110)         327         (246)          (3)
                                               --------     --------     --------     --------
Comprehensive Income (Loss)                   $    (760)    $   (548)    $   (357)    $   (498)
                                               ========     ========     ========     ========

Net income (loss) per share                   $    (.41)    $   (.56)    $   (.07)    $   (.31)
                                               ========     ========     ========     ========

Condensed Consolidated Statements of Changes in Stockholders' Equity:

Stockholders' Equity beginning balance        $   9,893    $  10,891    $   9,490    $  10,841

  Net income (loss)                               (650)        (875)         (111)        (495)
  Other comprehensive income (loss)
    Foreign currency translation adjustment       (110)          327         (246)          (3)
                                               --------     --------     --------     --------

Stockholders' Equity, ending balance          $   9,133    $  10,343    $   9,133    $  10,343
                                               ========     ========     ========     ========


See accompanying condensed notes to unaudited condensed consolidated financial statements.


                                  BONTEX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (unaudited)


                                                                         Six Months Ended
                                                                           December 31,
                                                                       1999             1998

Cash Flows from Operating Activities:
  Cash received from customers                                      $  18,747        $  19,608
  Cash paid to suppliers and employees                                (16,771)         (20,033)
  Interest received                                                         3               10
  Interest paid                                                          (377)            (494)
  Income taxes paid, net of refunds                                        (1)              24
                                                                     --------         --------
      Net cash provided by (used in) operating activities               1,601             (885)
                                                                     --------         --------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                           (342)            (426)
                                                                     --------         --------
      Net cash used in investing activities                              (342)            (426)
                                                                     --------         --------

Cash Flows from Financing Activities:
  Increase (decrease) in short-term borrowings, net                      (845)           1,408
  Long-term debt incurred                                                  27              108
  Principal payments on long-term debt                                   (374)            (304)
                                                                     --------         --------
      Net cash provided by (used in) financing activities              (1,192)           1,212
                                                                     --------         --------

Effect of Exchange Rate Changes on Cash                                    (9)             (52)
                                                                     --------         --------
Net Decrease in Cash and Cash Equivalents                                  58             (151)
Cash and Cash Equivalents at Beginning of Year                            336              517
                                                                     --------         --------
Cash and Cash Equivalents at End of Year                            $     394        $     366
                                                                     ========         ========

Reconciliation of Net Income (Loss) to Net Cash
 Provided by (Used in) Operating Activities:
    Net income (loss)                                               $    (650)        $   (875)
    Adjustments to reconcile net income (loss) to net cash used in
      Operating activities:
    Depreciation and amortization                                         665              682
    Provision for bad debts                                                87              120
    Deferred income taxes                                                (205)            (242)
    Change in assets and liabilities:
      Decrease in trade accounts and other receivables                  1,454              829
      Increase in inventories                                              (1)            (206)
      Increase in other assets                                           (236)            (312)
      Increase (decrease) in accounts payable and accrued expenses        400             (852)
      Increase (decrease) in income taxes                                   2              (80)
      Increase in other liabilities                                        85               51
                                                                     --------         --------
        Net cash provided by (used in) operating activities         $   1,601        $    (885)
                                                                     ========         ========

See accompanying condensed notes to unaudited condensed consolidated financial statements.

                          BONTEX, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND JUNE 30, 1999
                                   (Unaudited)

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

2. The last in, first out (LIFO) method of inventory pricing is used by the Company in the United States. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first-out (FIFO) and weighted average bases. Inventories are summarized as follows:


                                                            December 31,       June 30,
                                                                1999             1999
                                                                (Dollars in Thousands)

        Finished goods                                            $3,102           $ 3,341
        Raw Materials                                              2,246             2,025
        Supplies                                                     729               774
                                                            ------------     -------------
           Inventories at FIFO and weighted average cost           6,077             6,140
        LIFO reserves                                               (401)             (342)
                                                            ------------     -------------
                                                                  $5,676           $ 5,798
                                                            ============     =============

3. Business segment information related to the North American and European operations follows:


                                         North American    European    Eliminations  Consolidated
                                           Operations     Operations

Six Months Ended December 31, 1999

Net Sales                                  $ 7,661        $ 10,502       $ (150)       $ 18,013

Net Loss                                      (436)           (214)           -            (650)

Six Months Ended December 31, 1998

Net Sales                                  $ 7,707        $ 10,862       $ (185)       $ 18,384

Net Loss                                      (571)           (304)           -            (875)

4. Net income per share calculations are based on the weighted average number of shares outstanding of 1,572,824 shares for all periods.

                                  BONTEX, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             FOR THE SIX MONTHS AND QUARTER ENDED DECEMBER 31, 1999
                                   (Unaudited)


Except for historical data set forth herein, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, for example, statements about future results of operations or market conditions and involve risks, uncertainties and assumptions. Actual results may differ materially from these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, excessive worldwide footwear inventories, a shrinking domestic market for Bontex products, decreased sales to key customers, increased competition from non-woven materials, the increase in the relative prices of Bontex's products due to foreign currency devaluations, increased pulp and latex prices, and capital liquidity.

RESULTS OF OPERATIONS

The results of operations for the first six months of fiscal 2000 reflect a decrease in losses. During the first six months, the Company generated a consolidated operating loss of $442,000, and a net loss of $650,000 or $.41 per share as compared to a consolidated operating loss of $687,000, and a net loss of $875,000 or $.56 per share for the corresponding prior year period. Consolidated net sales decreased $371,000 or 2.0 percent to $18.0 million for the first six months ended December 31, 1999. There are several reasons contributing to the decrease in sales. It has been well publicized that athletic footwear sales, the largest footwear segment globally, have dropped considerably. Another item adversely impacting Bontex is the trend of increased usage of other materials, such as non-wovens and plastics, which have replaced Bontex cellulose materials in some applications. Furthermore, our primary global competitor has reduced prices in several markets in an attempt to increase its sales, which has resulted in Bontex reducing prices to meet the competition to maintain market share.

During the second quarter, consolidated net sales increased $287,000 or 3.0 percent to $10.0 million. This is a reversal of declining sales over the past several quarters. Sales increases were mainly the result of marketing efforts with certain customers, as well as increases in sales to Asia and other markets. The second quarter of fiscal 2000 not only reflected improvements in sales, but also operating profits. During the three months ended December 31, 1999, consolidated operating profits were $49,000, an improvement of $537,000 as compared to the same period last year. The improved operating results reflect production and other cost control measures.

Seasonality generally exists in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customer's purchasing cycles, scheduled vacations, shutdowns, and holidays.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the first six months of fiscal 2000 increased compared to the same period last year from 22.9 to 25.5 percent. This increase in profit margin is primarily attributed to overhead and production cost controls.

The cost of pulp has increased over the past six months and it is expected to continue to increase in fiscal year 2000. The Company has delayed certain of the pulp cost increases through agreements with suppliers for purchasing pulp for the remainder of fiscal year 2000. It is difficult to predict future raw material costs, and there can be no assurance that raw material prices will not have an adverse impact on the Company's operations or competitive position in the future.

For the six months ended December 31, 1999, Selling, General & Administrative (SG&A) expenses as a percent of net sales increased from 26.6 percent to 28.0 percent, as compared to the corresponding prior year period. The increased SG&A percentage is mainly due to the decrease in sales as SG&A expenses only increased 2.9 percent compared to the corresponding prior year period. These higher SG&A expenses relate to the Company's increased efforts to improve sales in export markets.

Interest expense has decreased $88,000 for the six months ended December 31, 1999, as compared to the same period last year due to reduced short-term borrowing.

Other comprehensive loss, foreign currency translation adjustment, which totaled $110,000 for the six months ended December 31, 1999, is primarily the result of the weakening of the Euro verses the US Dollar since June 30, 1999.

FINANCIAL CONDITION

Consolidated stockholders' equity decreased $760,000 from June 30, 1999, and totaled $9.1 million at the end of December 1999. Financial ratios at December 31, 1999, generally decreased from June 30, 1999, because of the negative operating results. The fluctuation in foreign currency exchange rates resulted in a translation decrease of $3.3 million in consolidated total assets as compared to June 30, 1999.

Trade accounts receivables decreased by $1.8 million to $10.0 million, primarily due to fluctuations in foreign currency exchange rates and the decrease in consolidated net sales.

The $122,000 decrease in inventories to $5.7 million mainly corresponds to a decrease in finished goods.

Other current assets increased $152,000 to $304,000 from June 30, 1999, primarily due to normal unamortized prepaid expenses for fiscal year 2000.

Accounts payable, accrued expenses and short-term borrowings decreased $749,000, which primarily corresponds to fluctuations in foreign currency exchange rates and a decrease in trade accounts receivables.

As of December 31, 1999, Bontex USA was not in compliance with certain loan covenants of its secured debt agreement, under which certain current and noncurrent assets were pledged as collateral. Subsequent to December 31, 1999, Bontex USA negotiated a refinancing agreement with a new lender. The new agreement, effective January 26, 2000, provides the Company with a $1.0 million long-term loan and a line of credit based on the value of certain assets to a maximum availability of $4.0 million. The Company is in compliance with all loan covenants for the new financing agreement.

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

REFOCUSING

Bontex has recently developed several new innovative products for footwear and non-footwear markets that it believes will have good sales potential based on early marketing efforts. The Company has also concluded new marketing agreements for stitch bonded non-wovens, open celled polyurethane foams, thermoplastics, and specialized moulds. Each of these projects should bring advanced technology to the footwear industry and should add value for Bontex customers. Bontex management believes that the key to success in these areas relies upon bringing added value to its customers. The Company has an aggressive strategy to locate such technologies and bring them to the marketplace. Sales from these projects are expected to occur during fiscal year 2000, however it is impossible to accurately predict the level of sales potential or profitability at this time. No material sales have been generated yet for these new areas, but management remains focused on increasing sales in all areas.

YEAR 2000 ISSUE

Over the past two years, Bontex invested approximately $200,000 in information and non-information technology systems to improve data efficiency and address the Company's Year 2000 systems exposure. The project to address these systems was completed before the end of 1999 with no material risks identified. Bontex also assessed the Year 2000 readiness of its major customers and vendors. The review was completed before the end of 1999 with no material risks identified. As of the filing date of this report, the Company has not experienced any Year 2000 difficulties related to its systems, and is not aware of any Year 2000 issues related to its major customers and vendors.

The Company formulated and implemented a contingency plan to maintain operations in the event of its most likely worse case Year 2000 scenario. As of the filing date of this report, since no Year 2000 events have occurred, the Company has not been required to utilize its contingency plan to maintain operations.

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

Derivative Financial Instruments held for other than trading purposes at December 31, 1999 (dollars in thousands):


                                     Expected Maturity Date

                                                                      There-           Estimated
                                2000    2001    2002    2003   2004    after    Total  Fair Value

Liabilities
Long-term debt                 $ 324   $ 781    $ 548  $ 468  $ 462    $ 342   $2,925   $ 2,925
        Fixed Rate              6.40%   6.40%    5.49%  4.99%  5.00%    5.23%    5.75%

Interest Rate Derivative
Interest Rate Swap
        Fixed to Variable     $1,000       -        -      -      -        -  $ 1,000   $    (6)
        Average pay rate        6.35%                                            6.35%
        Average receive rate    5.00%                                            5.00%

The Company's interest rate swap (IRS) fixes the rate of interest for $1.0 million of $7.7 million total variable rate debt. In the event of lowering BIBOR or LIBOR rates, the Company is exposed to higher fixed rates. The $6.7 million variable rate debt not covered by the interest rate swap is subject to the risk of interest rate changes. The market risk sensitivity analysis above does not fully reflect the potential net market risk exposure, because other market risk exposures may exist in other transactions. The $1.0 million IRS matured in January 2000 and has not been replaced.

                           PART II. OTHER INFORMATION

                                  BONTEX, INC.
                                    FORM 10-Q
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999


Item 2.  Changes in Securities and Use of Proceeds

     On January 26, 2000, Bontex paid off and terminated its credit facility with Wachovia Bank, N.A., and entered into Loan and Security Agreement (the "Agreement") with Congress Financial Corporation ("Congress"), which provides for a credit facility in an amount up to $4,000,000, and a term loan in the amount of $1,000,000. The Agreement provides for a revolving loan from Congress to Bontex, based on a formula which evaluates, among other items, the current accounts receivable and inventory, as defined in the Agreement. Congress may, upon five days prior notice to Bontex, reduce the lending formula, effectively reducing the amount available to Bontex under the credit facility.

     Bontex's indebtedness to Congress is secured by a first lien against personal (including general intangibles) and real property. The Agreement requires that Bontex maintain an account, into which it is required to deposit all payments on accounts receivable and inventory, which then become the property of Congress. The Agreement also contains a mandatory prepayment clause which requires Bontex to use the net proceeds from any sale of its Newark, New Jersey property to prepay the term loan.

     The Agreement includes restrictive covenants prohibiting the following: (i) merging with another entity, (ii) selling, leasing or abandoning its assets (with certain exceptions), (iii) forming or acquiring any subsidiaries, or (iv) without the prior written consent of Congress, declaring or paying any dividends. The Agreement further provides that Bontex must maintain a specified adjusted tangible net worth.

     The Agreement is filed as an Exhibit hereto and is incorporated by reference herein.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Shareholders was held on October 28, 1999. The matters voted upon at the meeting were as follows:

          (i) The election of William J. Binnie, Charles W. J. Kostelni, and Frank B. Mayorshi as Class C directors, to serve until the 2002 Annual Meeting; and

          (ii) Approve the Bontex Key Employee Stock Option Plan as amended at the Annual Meeting of Shareholders.

        All nominees for director named above were elected, and the stock option plan was approved.


                 Election of Directors

                                                  AUTHORITY
                                                     FOR              WITHHELD
                                                 ------------       ------------

                 William J. Binnie                1,422,417             10,385

                 Charles W. J. Kostelni           1,426,917              5,885

                 Frank B. Mayorshi                1,426,917              5,885



                                                      FOR        AGAINST       ABSTAIN
                                                   ---------    ----------   -----------

              Approve Bontex Key Employee
                 Stock Option Plan, as amended     1,382,484      28,970        21,348

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               4 - Loan and Security Agreement by and between Congress Financial Corporation and Bontex, Inc. dated January 26, 2000

               27 - Financial Data Schedule

        (b)    Reports on Form 8-K:

               None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BONTEX, INC.
                                            (Registrant)

    February 11, 2000                       /s/James C. Kostelni
        (Date)                              James C. Kostelni
                                            Chairman of the Board
                                            and President

     February 11, 2000                      /s/Charles W. J. Kostelni
        (Date)                              Charles W. J. Kostelni
                                            Corporate Controller
                                            and Secretary

                                  EXHIBIT INDEX

               4 Loan and Security Agreement by and between Congress Financial Corporation and Bontex, Inc. dated January 26, 2000

               27     Financial Data Schedule