Form 10-Q
period 2000-03-31
BONTEX INC
filed 2000-05-12
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2000
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


               Class                               Outstanding at May 8, 2000
    Common Stock - $.10 par value                           1,572,824

                                  BONTEX, INC.
                                    FORM 10-Q
                        NINE MONTHS ENDED MARCH 31, 2000


        INDEX



PART I.               FINANCIAL INFORMATION                           Page No.

        Item 1.Financial Statements

        CONDENSED CONSOLIDATED BALANCE SHEETS
        March 31, 2000 and June 30, 1999......................................3

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) AND CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        Nine Months and Three Months Ended March  31, 2000 and 1999...........4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        Nine Months Ended March 31, 2000 and 1999.............................5

        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........6

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................7-9

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk...9


PART II.       OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K............................10



                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          BONTEX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                                March 31,         June 30,
                                                                   2000             1999
                                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                   $         230     $       336
  Trade accounts receivable, less allowance for doubtful
    accounts of $207 ($128 at June '99)                              10,972          11,765
  Other receivables                                                     379             278
  Inventories                                                         5,180           5,798
  Deferred income taxes                                                 117             124
  Income taxes refundable                                                46              67
  Other current assets                                                  265             152
                                                               ------------      ----------
        TOTAL CURRENT ASSETS                                         17,189          18,520
                                                               ------------      ----------

Property, plant and equipment:
  Land and land improvements                                            350             361
  Buildings and building improvements                                 5,744           5,953
  Machinery, furniture and equipment                                 17,483         17,8853
  Construction in progress                                              644             239
                                                               ------------      ----------
                                                                     24,221          24,438
  Less accumulated depreciation and amortization                     13,469          12,915
                                                               ------------      ----------
  Net property, plant and equipment                                  10,752          11,523

Deferred income taxes                                                   800             599
Other assets, net                                                       653             522
                                                               ------------      ----------
        TOTAL ASSETS                                          $      29,394     $    31,164
                                                               ============      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                       $       8,220     $     9,215
  Long-term debt due currently                                          626             781
  Accounts payable                                                    6,612           6,375
  Accrued expenses                                                    1,612           1,590
  Income taxes payable                                                  250             197
                                                               ------------      ----------
        TOTAL CURRENT LIABILITIES                                    17,320          18,158

Long-term debt, less current portion                                  2,483           2,601
Deferred income taxes                                                    44              48
Other long-term liabilities                                             593             464
                                                               ------------      ----------
        TOTAL LIABILITIES                                            20,440          21,271
                                                               ------------      ----------

Stockholders' equity:
  Preferred stock of no par value.  Authorized 10,000,000
     shares; none issued                                                  -               -
  Common stock of $.10 par value.  Authorized 10,000,000
     shares; issued and outstanding 1,572,824 shares                    157             157
  Additional capital                                                  1,551           1,551
  Retained earnings                                                   7,489           8,120
  Accumulated other comprehensive income (loss)                       (243)              65
                                                               ------------      ----------
        TOTAL STOCKHOLDERS' EQUITY                                    8,954           9,893
                                                               ------------      ----------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $      29,394     $    31,164
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

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):


                                                 Nine Months Ended        Three Months Ended
                                                    March 31,                  March 31,
                                                 2000        1999          2000         1999

Net Sales                                     $  28,479  $  28,983     $  10,466    $  10,599
Cost of Sales                                    20,921     21,922         7,506        7,748
                                               --------     -------      --------     --------

        Gross Profit                              7,558      7,061         2,960        2,851

Selling, General and Administrative Expenses      7,676      7,601         2,636        2,704
                                               --------     -------      --------     --------

        Operating Income (Loss)                    (118)      (540)          324          147
                                               --------     -------      --------     --------

Other (Income) Expense:
  Interest expense                                  594        696           206          220
  Interest income                                     -         (2)            -            -
  Foreign currency exchange (gain) loss             (33)        24           (12)         (13)
  Other, net                                         64        (18)           23           25
                                               --------     -------      --------     --------
Total Other Expense, Net                            625         700          217          232
                                               --------     -------      --------     --------

Income (Loss) Before Income Taxes                  (743)     (1,240)         107          (85)
Income Tax Expense (Benefit)                       (112)       (388)          88         (108)
                                               --------     -------      --------     --------

Net income (loss)                                  (631)       (852)          19           23

Other Comprehensive Loss
  Foreign currency translation adjustment          (308)        (40)        (198)        (367)
                                               --------     -------      --------     --------
Comprehensive Loss                            $    (939) $     (892)   $    (179)   $    (344)
                                               ========     =======      ========     ========

Net income (loss) per share                   $    (.40) $    (.54)   $     .01    $     .01
                                               ========     =======      ========     ========

Condensed Consolidated Statements of Changes in Stockholders' Equity:

Stockholders' Equity beginning balance        $   9,893  $   10,891    $   9,133    $  10,343

  Net income (loss)                                (631)       (852)          19           23
  Other comprehensive loss
    Foreign currency translation adjustment        (308)        (40)        (198)        (367)
                                               --------     -------      --------     --------

Stockholders' Equity, ending balance          $   8,954  $    9,999    $   8,954    $   9,999
                                               ========     =======      ========     ========

See accompanying condensed notes to unaudited condensed consolidated financial statements.




                                  BONTEX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (unaudited)


                                                                         Nine Months Ended
                                                                            March 31,
                                                                       2000             1999

Cash Flows from Operating Activities:
  Cash received from customers                                      $  28,499        $  31,500
  Cash paid to suppliers and employees                                (26,844)         (31,968)
  Interest received                                                         4               10
  Interest paid                                                          (583)            (751)
  Income taxes paid, net of refunds                                        (3)              15
                                                                     --------         --------
        Net cash provided by (used in) operating activities             1,073           (1,194)
                                                                     --------         --------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                           (599)            (845)
        Net cash used in investing activities                            (599)            (845)
                                                                     --------         --------

Cash Flows from Financing Activities:
  Increase (decrease) in short-term borrowings, net                      (520)           1,851
  Long-term debt incurred                                                 547              564
  Principal payments on long-term debt                                   (600)            (479)
        Net cash provided by (used in) financing activities              (573)           1,936
                                                                     --------         --------

Effect of Exchange Rate Changes on Cash                                    (7)             (65)
                                                                     --------         --------
Net Decrease in Cash and Cash Equivalents                                (106)            (168)
Cash and Cash Equivalents at Beginning of Period                          336              517
                                                                     --------         --------
Cash and Cash Equivalents at End of Period                          $     230        $     349
                                                                     ========         ========

Reconciliation of Net Loss to Net Cash Provided by (Used in)
  Operating Activities:
    Net loss                                                        $    (631)        $   (852)
    Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
    Depreciation and amortization                                       1,002            1,026
    Provision for bad debts                                               135              144
    Deferred income taxes                                                (201)            (346)
    Change in assets and liabilities:
      Increase in trade accounts and other receivables                   (199)            (135)
      (Increase) decrease in inventories                                  429             (661)
      (Increase) decrease in other assets                                (265)              55
      Increase (decrease) in accounts payable and accrued expenses        612             (430)
      Increase (decrease) in income taxes                                  82              (79)
      Increase in other liabilities                                       109               84
                                                                     --------         --------
        Net cash provided by (used in) operating activities         $   1,073        $  (1,194)
                                                                     ========         ========

See accompanying condensed notes to unaudited condensed consolidated financial statements.

                          BONTEX, INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND JUNE 30, 1999
                                   (Unaudited)

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

2. The last in, first out (LIFO) method of inventory pricing is used by the Company in the United States. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first-out (FIFO) and weighted average bases. Inventories are summarized as follows:



                                                              March 31,        June 30,
                                                                2000             1999
                                                                 (Dollars in Thousands)

        Finished goods                                          $ 3,164          $ 3,341
        Raw Materials                                             1,706            2,025
        Supplies                                                    711              774
                                                           -------------    -------------
            Inventories at FIFO and weighted average cost         5,581            6,140
        LIFO reserves                                              (401)            (342)
                                                           -------------    -------------
                                                                $ 5,180          $ 5,798
                                                           =============    =============

3. Business segment information related to the North American and European operations follows:


                                         North American     European
                                           Operations      Operations  Eliminations  Consolidated

Nine Months Ended March 31, 2000

Net Sales                                     $ 12,210     $ 16,503        $ (234)      $ 28,479

Net Loss                                          (442)        (189)            -           (631)

Nine Months Ended March 31, 1999

Net Sales                                     $ 11,471     $ 17,531         $ (19)      $ 28,983

Net Loss                                          (781)         (71)            -           (852)


4. Net income per share calculations are based on the weighted average number of shares outstanding of 1,572,824 shares for all periods.

                                  BONTEX, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
            FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)


Except for historical data set forth herein, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, for example, statements about future results of operations or market conditions and involve certain risks, uncertainties and assumptions. Actual results may differ materially from these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, excessive worldwide footwear inventories, a shrinking domestic market for Bontex products, decreased sales to key customers, increased competition from non-woven materials, the reduction of prices by competitors, the increase in the relative prices of Bontex's products due to foreign currency devaluations, increased pulp and latex prices, capital liquidity, and decreases in the Company's borrowing base.

RESULTS OF OPERATIONS

The results of operations for the first nine months of fiscal 2000 reflect a decrease in losses. During the first nine months of fiscal 2000, the Company generated a consolidated operating loss of $118,000, and a net loss of $631,000 or $0.40 per share as compared to a consolidated operating loss of $540,000, and a net loss of $852,000 or $0.54 per share for the corresponding prior year period. Consolidated net sales decreased $504,000 or 1.7 percent to $28.5 million for the nine months ended March 31, 2000.

During the third quarter, consolidated net sales decreased $133,000 or 1.3 percent to $10.5 million. There are several reasons contributing to the decrease in sales, including lower average selling prices due to competitive pricing pressures and translation decrease in sales due to the decrease in the Euro foreign currency exchange rate relative to the US dollar. Actual sales volume in tons has increased relative to the prior year, but these increases have been offset significantly by the trend of increased usage of other materials, such as non-wovens and plastics, that have replaced Bontex cellulose materials in some applications. Furthermore, our primary global competitor has reduced prices in several key markets in an attempt to increase its sales, which has resulted in Bontex reducing prices to maintain market share.

During the three months ended March 31, 2000, consolidated operating profits were $324,000, an improvement of $177,000 compared to the same period last year. Consolidated net income during the third quarter was $19,000 or $0.01 per share, as compared to $23,000 or $0.01 per share during the third quarter last year. Consolidated net income for the third quarter ended March 31, 2000, reflects income tax expense of $88,000 as compared to an income tax benefit of $108,000 for last year's third quarter. The improved operating results reflect overhead and cost control measures.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the first nine months of fiscal 2000 increased from 24.4 to 26.5 percent compared to the same period last year. This increase in profit margin is primarily attributed to overhead and production cost control measures.

The market price of pulp has increased over the past nine months and it is expected to continue to increase during the remainder of fiscal year 2000. The Company has delayed the impact of certain of the pulp cost increases through agreements with suppliers for purchasing pulp at fixed prices for the remainder of fiscal year 2000. Additionally, management has announced a price increase for our finished products effective during the remainder of the calendar year 2000. It is difficult to predict future raw material costs and future selling prices, and there can be no assurance that raw material prices will not have an adverse impact on the Company's operations or competitive position in the future.

For the nine months ended March 31, 2000, Selling, General & Administrative (SG&A) expenses as a percent of net sales increased slightly from 26.2 percent to 27.0 percent, as compared to the corresponding prior year period. The increased SG&A percentage is mainly due to the decrease in sales, as SG&A expenses increased less than 1 percent compared to the corresponding prior year period.

Interest expense has decreased $102,000 for the nine months ended March 31, 2000, as compared to the same period last year due to reduced short and long-term borrowing, particularly at European operations.

Other comprehensive loss, foreign currency translation adjustment, which totaled $308,000 for the nine months ended March 31, 2000, is primarily the result of the weakening of the Euro verses the US Dollar.

FINANCIAL CONDITION

Consolidated stockholders' equity decreased $939,000 from June 30, 1999, and totaled almost $9 million at the end of March 2000. Financial ratios at March 31, 2000, generally decreased from June 30, 1999, because of the negative operating results. The fluctuation in foreign currency exchange rates resulted in a translation decrease of $4.2 million in consolidated total assets as compared to June 30, 1999.

Trade accounts receivables decreased by $793,000 to $11 million, primarily due to fluctuations in foreign currency exchange rates and the decrease in consolidated net sales.

The $618,000 decrease in inventories to $5.2 million mainly corresponds to a decrease in both finished goods and raw materials, and also reflects a translation decrease resulting from fluctuations in foreign currency exchange rates.

Other current assets increased $113,000 to $265,000 from June 30, 1999, primarily due to normal unamortized prepaid expenses for fiscal year 2000.

Other noncurrent assets increased $131,000 primarily due to legal and professional costs incurred as a result of the Company's refinancing agreement for Bontex USA, which will be amortized over the term of the agreement.

Accounts payable, accrued expenses and short-term borrowings decreased $736,000, which corresponds to a decrease in trade accounts receivables, lower inventories and fluctuations in foreign currency exchange rates.

During the third quarter of fiscal 2000, Bontex USA negotiated a refinancing agreement with a new lender. The new agreement, which was effective January 26, 2000, provides the Company with a $1.0 million long-term loan and a line of credit of up to $4.0 million, based on the value of certain assets. As of March 31, 2000, the Company is in compliance with all loan covenants for the new financing agreement.

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

REFOCUSING

Bontex has recently developed several new innovative products for footwear and non-footwear markets that it believes, based on early marketing efforts, have promising sales potential. The Company has also concluded new marketing agreements for stitch-bonded non-wovens, open-celled polyurethane foams, thermoplastics, and specialized molds. Each of these projects brings advanced technology to the footwear industry and should deliver added value to Bontex customers. Bontex management believes that the key to success in these areas relies upon bringing added value to its customers. The Company has an aggressive strategy to locate such technologies and bring them to the marketplace, but it is not possible to predict their level of sales potential or profitability at this time. No material sales have been generated yet for these new areas.

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


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain risks related to interest rates, currency and commodity positions. Market risk is defined as the risk of loss arising from adverse changes in market rates and prices. The following disclosures provide certain forward-looking data concerning potential exposures to market risk. In general, the Company's policy is to fix rates and prices at levels considered favorable.

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

Derivative Financial Instruments held for other than trading purposes at March 31, 2000 (dollars in thousands):


Expected Maturity Date
----------------------
                                                                  There-          Estimated
                           2000    2001    2002   2003    2004    after    Total  Fair Value

Liabilities
Long-term debt            $ 165   $ 629   $ 636  $ 636   $ 630    $ 413  $ 3,109   $ 3,109
        Fixed Rate         6.40%   6.40%   5.49%  4.99%   5.00%    5.23%    5.75%

                           PART II. OTHER INFORMATION

                                  BONTEX, INC.
                                    FORM 10-Q
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000


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



                                        BONTEX, INC.
                                        (Registrant)

    May 12, 2000                        /s/James C. Kostelni
-------------------                     ----------------------------
       (Date)                             James C. Kostelni
                                           Chairman of the Board and President

     May 12, 2000                       /s/Charles W. J. Kostelni
-------------------                     ----------------------------
        (Date)                             Charles W. J. Kostelni
                                           Corporate Controller and Secretary

                                  EXHIBIT INDEX


               27     Financial Data Schedule