Form 10-K
period 2000-06-30
BONTEX INC
filed 2000-09-28
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year                          Commission File
         ended June 30, 2000                           Number 0-5200

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

Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months with the Commission, and (2) has been subject to the filing requirements for at least the past 90 days: ( x ) Yes ( ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( )

Aggregated market value of the voting stock held by non-affiliates of the
Registrant: $1,414,425 at August 30, 2000

On August 30, 2000, the Registrant had 1,572,824 shares of $.10 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Registrant's Annual Report to Stockholders are incorporated by reference into Parts I and II hereof.

(2) Portions of the Registrant's Proxy Statement dated September 28, 2000 issued in connection with the annual meeting of shareholders to be held November 2, 2000 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS


                                     PART I

ITEM                                                                     PAGE

1.       Business...........................................................3
2.       Properties.........................................................8
3.       Legal Proceedings..................................................9
4.       Submission of Matters to a Vote of Security Holders................9


                                     PART II


5.       Market for the Registrant's Common Equity and Related
         Stockholder Matters...............................................11
6.       Selected Financial Data...........................................11
7.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................11
7A.      Quantitative and Qualitative Disclosures About Market Risk........11
8.       Financial Statements and Supplementary Data.......................11
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................11


                                    PART III


10.      Directors and Executive Officers of the Registrant................12
11.      Executive Compensation............................................12
12.      Security Ownership of Certain Beneficial Owners and Management....12
13.      Certain Relationships and Related Transactions....................12


                                     PART IV


14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...12

                                     PART I


ITEM 1.  BUSINESS

         On January 2, 1997, the Company completed a plan which changed, among several items, its name to Bontex, Inc. from Georgia Bonded Fibers, Inc. For further information see General Business below.

         Except for historical data set forth herein, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, for example, statements about future results of operations or market conditions and involve certain risks, uncertainties and assumptions. Actual results may differ materially from these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, excessive worldwide footwear inventories, a shrinking domestic market for Bontex products, decreased sales to key customers, increased competition from non-woven materials, the reduction of prices by competitors, the increase in the relative prices of Bontex's products due to foreign currency devaluations, increased pulp and latex prices, capital illiquidity, unexpected foreign tax liabilities and decreases in the Company's borrowing base.

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

         Pressure on pricing has negatively affected the Company's sales as noted in Management's Discussion and Analysis incorporated by reference in Part II, Item 7 of this report. Sales have also been negatively affected by inventories of footwear and competition that have led to a reduction of footwear production. Even though economic conditions in Asia have reduced the Company's near-term growth expectations, management believes that the market ultimately will rebound. Nonwoven materials, however, continue to erode sales of cellulose based products. Bontex is placing greater emphasis on the marketing of nonwoven products, and working to develop new markets for impregnated cellulose products in an effort to increase sales. Management also recognizes the need to further diversify it's product line and has embarked on an aggressive plan to accomplish this in the near term.

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

ORGANIZATION

         The Company maintains corporate headquarters, manufacturing, converting, sales office, and a warehouse facility in Buena Vista, Virginia; a wholly-owned manufacturing subsidiary, Bontex S.A. in Stembert, Belgium; a wholly-owned distribution and converting subsidiary, Bontex Italia S.r.l. in Villafranca, Verona, Italy; a wholly-owned distribution subsidiary, Bontex de Mexico, S.A. de C.V. in Leon, Mexico, Bontex Vietnam (near future) and a majority owned distribution subsidiary, Bontex Hong Kong Limited in Hong Kong; and a sales office and warehouse in Newark, New Jersey, which the Company plans to sell during fiscal year 2001, but currently is still in use. See the discussion under "Item 2. Properties," below. The Company utilizes a wholly-owned foreign sales corporation organized and existing under the laws of the Virgin Islands to facilitate export sales. Additionally, Bontex maintains a network of liaison offices, Bontex Korea, Bontex Taiwan, Bontex China, Bontex Indonesia, Bontex Philippines, and Bontex Australia to service Asian markets.

         The Company currently employs 87 full-time and 2 part-time employees in Buena Vista, Virginia; 1 full-time and 1 part-time employees in Newark, New Jersey; 74 full-time and 2 part-time employees in Belgium; 10 full-time and 1 part-time employees in Italy; 2 full-time and 1 part-time employees in Mexico and 2 full-time employees in Hong Kong. Revenue per employee was approximately $220,000 and $221,000 in fiscal years 2000 and 1999, respectively.

         There is no labor union at the United States operations, and management knows of no union activity at the present time. There are labor unions at the Company's European operations. Although the Company believes that relations with its employees are positive, there can be no assurance that the Company will not experience work stoppages in the future.

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

         Bontex USA manufactures uncoated and coated BONTEX fiberboard products; breathable (moisture vapor transmission) cushion foams, that are marketed under trademarks BON-FOAM, MAXXON and SURE-FOAM, and are sold in a variety of grades for use as shock absorbing insole material; BONTEX 200 RECYCLED and BONTEX 300 RECYCLED, which are produced from 100 percent recovered paper with a minimum 80 percent "post-consumer waste" for use in footwear, visorboard in headwear, a backing substrate, stiffener pieces and laminating base; BON-PEL, a hybrid nonwoven substrate, which is exceptionally strong and flexible; BONTEX 48 MA, an uncoated visorboard for use in military headwear, which has been approved by NATICK military laboratory. Bontex USA also combines certain products, such as foams, fabrics, and vinyls, with BONTEX fiberboard. Additionally, Bontex USA is the exclusive distributor globally to the footwear industry of an expanded polyurethane material manufactured by Aero E.A.R. Specialty Composites, under the trademarks MAXXON LS and CONFOR. MAXXON LS and CONFOR have moisture vapor transmission characteristics and are used for sock-linings and cushion insoles in various types of footwear. CONFOR is a trademark of E.A.R. Specialty Composites. Bontex also markets a range of nonwoven products under the name Bon-stitch. During 1999 and 2000, Bontex introduced a broad range of footwear materials, including Bontex 90 Insole Seatboard, economical insole products, Astral foam with the newest stay-dry technologies, Bon-Stitch linings and Bon-Stitch next generation nonwoven insoles.

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

COMPETITION

         The industry in which the Company operates is highly competitive. Participants in the industry compete through quality and price, including the ability to control costs, risk management, innovation, and customer service. Presently, it is management's opinion that the Company offers superior product quality and customer service in major markets globally. In the United States, there is one other manufacturer of BONTEX type material. There are, however, other materials which may be substituted for the same applications. The Company estimates that during fiscal year 2000, its products were in approximately 45 to 50 percent of non-rubber footwear manufactured in the United States. This estimate is based on Footwear Industries of America (FIA) data as to total sales.

         There are manufacturers who purchase BONTEX type materials for coating, laminating, and converting into innersoles for footwear, visors for headwear, and dielectric sealing base in automotive door panels. There is more competition in these segments, and no comparative market statistics are available.

         In Europe, there are six major manufacturers of material to BONTEX. These competitors are located in Germany, Italy, Finland, Slovenia, Taiwan and the former USSR. The Company estimates that it sells approximately 45 percent of the BONTEX type materials sold in the European Union. These estimates are based on SATRA Common Market statistics as to total sales, and other generally available industry information.

         There are a number of manufacturers of elastomeric fiberboard materials in Asia; however, there are an estimated fourteen competitors operating in the Peoples Republic of China, which impacts selling prices. There is a 5 percent duty on BONTEX products going into Taiwan. The Company has petitioned the US trade representatives to eliminate these duties. Bontex has received notification that the Republic of China (R.O.C.) has agreed to reduce and phase-out its duties, but no definitive time-frame has been announced.

         As there are many customers globally who purchase BONTEX and convert it into innersoles and other application components, the actual total worldwide market penetration is difficult to estimate.

TRADEMARKS

         Bontex utilizes trademarks on most of its products, and believes having such distinctive trademarks which are readily identifiable is an important factor in creating and maintaining a market for its goods and services. This further serves to identify the Company and distinguish its goods from goods of others. The Company considers its BONTEX trademark and other trademarks to be among its most valuable assets, and has registered its trademarks in over 70 countries. Bontex continues to vigorously protect its trademarks against infringement. The Company's operations are not dependent to any significant extent upon any single or related group of patents, licenses or concessions.

PRODUCTION AND SALES

         Refer to Note 3 of Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders, wherein information is provided regarding foreign and domestic operations and export sales for the last three fiscal years. Such information is incorporated in Part II, Item 8 of this report by reference.

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

         Foreign operations, principally in Belgium and Italy, constitute a significant portion of the Company's business. Production of BONTEX elastromeric fiberboard products is allocated between the United States and Belgium manufacturing facilities based on such factors as availability of capacity, production efficiencies, logistical considerations, and foreign currency exchange rates. The Company is currently operating at less than full capacity. During the past three fiscal years, approximately 40 percent of total production was manufactured in the United States. The backlog of firm orders in the United States at the end fiscal 2000 was about three weeks production or approximately $1 million in sales. The current backlog at Bontex USA is approximately two weeks. In Europe, the backlog at the end of fiscal year 2000 was about three weeks production or approximately $750,000 in sales. The current estimated backlog at Bontex S.A. is approximately two weeks. The Company expects all the orders in the backlog will be manufactured and shipped during the next fiscal year.

         The Company sells most of its products directly to customers through its own sales force and commissioned sales representatives throughout the United States. The Company also sells products through distributors and other intermediaries who may convert and resell these products to others. Bontex USA mainly services North and South America, as well as certain Asian markets. Over the past three years, Bontex USA's export sales to markets outside of the United States have increased from 50 to 70 percent. This primarily reflects the decline of the domestic market and continued emphasis on overseas markets. Bontex USA maintains leased bonded warehouses in St. Louis, Missouri; Leon, Mexico; Cambridge, Ontario, Canada; and Montreal, Quebec, Canada. The Company established Bontex de Mexico, S.A. de C.V., as a marketing distribution company in Leon, Mexico to directly facilitate sales in Mexico.

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

         The Company maintains six Bontex liaison offices in select Asian markets, a network of sales representatives in various countries where BONTEX is marketed, as well as leased bonded warehouses in Korea, Taiwan, and the Peoples Republic of China. For certain of its foreign markets, the Company uses individual distributors. One distributor represented approximately 19.2 percent of the Company's net consolidated sales. The Company believes that it is well positioned to replace any of these distributors without materially affecting the Company's marketing or financial operations. The Bontex liaison office in Australia coordinates Asian operations covering, among other countries, Japan, Korea, Taiwan, Hong Kong, Philippines, Indonesia, New Zealand, Australia, Singapore and Malaysia. The Company has established a sales subsidiary, Bontex Hong Kong Limited, in Hong Kong, to replace a distributor for Hong Kong and the PRC New Territories. In Vietnam, the Company is in the process of establishing a new sales subsidiary to service the Vietnam market.

MATERIALS AND SUPPLIES

         The Company purchases a broad range of raw materials sourced throughout the world in connection with its manufacturing activities. More than one supplier is available for all major raw materials. Bontex S.A. appears to have available and receives adequate quantities of water and steam for processing in Belgium. The manufacturing facility in the United States has an adequate supply of processing water from wells and river sources.

         The Company attempts to minimize the effects of cyclical changes in raw material costs through purchase contracts, forward purchasing, and the application of technologies to improve process efficiencies. Principal cost factors include the cost of raw materials, specifically pulp and latex, two primary raw materials for the Company's products. Currently market pulp prices are around $735 per ton for NBSK pulp, and have been increasing. Management intends to continue to prudently apply technology to manufacture high quality products while attempting to reduce costs in all areas of operations in an effort to maintain competitive selling prices. There can be no assurance, however, that increased raw material prices will not continue to have an adverse effect on the Company's operations or competitive position in the future.

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

         In recent years, various agencies have increased their screening and testing of the effects of chemicals or mixtures, including those that occur naturally. The Company's product formulations, in some instances, may include compounds that are or will be subject to these tests. The Company devotes significant resources to improve product formulation for, among other things, comfort, health, cost, quality and other performance features.

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

         Bontex USA is also affected by regulations concerning air emissions relating to the operation of certain coating and converting equipment. The Company entered into a Consent Order with the Virginia Department of Environmental Quality pursuant to which the Company committed to take appropriate corrective action with respect to air quality emissions and to achieve compliance by December 31, 1997. The air emission control equipment was installed and appears to be operating within compliance of applicable environmental requirements.

         The actual costs of future environmental compliance may differ from projected costs due to, among other things, new environmental laws and regulations and efficiencies in environmental control or process technology developments.

ITEM 2.  PROPERTIES

         For information about liens and security interests held by banks on the Company's properties, see Note 4 of Notes to Consolidated Financial Statements contained in the Company's 2000 Annual Report to Stockholders, incorporated in
Part II, Item 8 of this Report by reference.

         The properties of the Company consist primarily of plant and equipment to manufacture and distribute the Company's products. The Company's corporate headquarters, manufacturing and converting facility in Buena Vista, Virginia continues to be modernized, upgraded, and expanded. In Stembert, Belgium, the subsidiary's plant is one of the most modern and highest capacity in the world for producing BONTEX type products, and the Company continues to invest in new equipment to maintain its high capacity and high level of efficiency. Bontex Italia S.r.l. operates from a modern distribution facility with new converting equipment. During fiscal 2000, the Company spent approximately $368,000, $381,000 and $105,000 to refurbish, upgrade and install equipment at Bontex USA, Bontex S.A., and other subsidiaries, respectively.

         In Newark, New Jersey, the Company owns an office building and warehouse. A sales office is maintained at the Newark building, and the warehouse has been used for the distribution of the Company's products in the northeastern region of the United States. In June 1997, the Company's Board of Directors, in response to decreasing demand in the domestic markets, approved a plan to reduce the costs of the Company's operations in the Northeast. The plan focuses on the Company's Newark, New Jersey operation and involves closing the Company's Newark warehouse facility. The Company expects this disposal should contribute to the long-term profitability of the Company. The Company plans to dispose of the warehouse facility within the next year. The net realizable value of the Newark warehouse facility significantly exceeds the net carrying amount of approximately $60,000.

         The total cost of capital expenditures, including the capital expenditures planned for environmental regulations at both Bontex USA and Bontex S.A. as discussed in the previous section regarding regulations, is estimated not to exceed $250,000 for fiscal year 2001. The Company believes that cash generated from operations and credit facilities will be sufficient to meet these capital requirements.

         The Company continues to manage the utilization of its assets in an effort to meet global growth objectives, marketplace forces, productivity and technology changes. The Company considers all its properties well maintained and adequate for present and future requirements.

ITEM 3.  LEGAL PROCEEDINGS

         During fiscal year 2000, the Ministere Des Finances, the Belgian tax authority, completed an examination of Bontex S.A.'s ("BXSA"), the Company's Belgian subsidiary, tax returns for 1997, 1998 and 1999 and extended the tax examination to 1995 and 1996 based on certain items. BXSA has received notices of proposed tax adjustments to these tax returns. The proposed tax adjustments arise from items which are considered disallowed expenses by tax authorities, including commissions paid to certain distributors and clients, certain travel expenses and various smaller items including allowances for doubtful receivables and certain insurance premiums. The proposed tax adjustments by the Belgian authorities approximate $820,000. The Company believes, based in part on written opinion of external counsel, it has meritorious legal defenses to many of the claims and the Company intends to defend such claims. The Company's best estimate of the most likely amount payable for the foregoing tax matters is $239,000, and accordingly, a provision for this amount has been accrued at June 30, 2000. Similar deductions relating to the year ended June 30, 2000 that in light of the current information may be disallowed have been treated as disallowed expenses in the calculation of the current year's tax provision. The Company's actual liability pursuant to the foregoing examination may exceed $239,000, and such excess liability could adversely affect the Company's financial condition.

         In the normal course of business, the Company is subject to proceedings, lawsuits and other claims whose outcomes are uncertain and unpredictable. There are no other legal proceedings, lawsuits or other claims pending against or involving the Company that, in the opinion of management, will have a material adverse impact upon the financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executives of the Registrant:

         The following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 2000.

         The names, ages and positions of the executives of the Company as of September 22, 2000 are listed below with their business experience with the Company for the past five years. Executive officers are appointed annually by the Board of Directors at the annual meeting of stockholders. There is no agreement or understanding between any executive and any other pursuant to which the executive was selected. Mr. Jeffrey C. Kostelni and Mr. Charles W. J. Kostelni are the sons of Mr. James C. Kostelni.

                                                   Position and Business
Name and Age                                       Experience for Past Five Years
------------                                       ------------------------------
James C. Kostelni, 65                              Chairman of the Board, President, and Chief
                                                   Executive Officer (since 1994), President and Chief
                                                   Operating Officer (since 1971) of the Company.  Mr.
                                                   Kostelni has a Bachelor of Science Degree in
                                                   Business Administration. Director.

Jeffrey C. Kostelni, 34                            Senior Vice President (since 1999); Chief Financial
                                                   Officer and Treasurer (since 1994) of the Company;
                                                   General Sales Manager of Bontex S.A., a subsidiary
                                                   of the Company in Belgium (1995-1999).  Mr.
                                                   Kostelni has a Bachelor of Science Degree in
                                                   Accountancy and is a Certified Public Accountant.
                                                   Director.

Charles W. J. Kostelni, 36                         Senior Vice President (since 1999), General
                                                   Manager (U.S. operations only) (since 1998),
                                                   Corporate Secretary (since 1997), Corporate
                                                   Controller (since 1996) of the Company and General
                                                   Sales Manager of Bontex S.A., a subsidiary of the
                                                   Company in Belgium (since 1999).  Prior thereto,
                                                   Assistant Controller (1994-1996) of the Company
                                                   and Assistant Vice President, Union Bank of
                                                   Switzerland, New York (1991-1995).  Mr. Kostelni
                                                   has a Bachelor of Science Degree in Accountancy
                                                   and is a Certified Public Accountant.  Director.

David A. Dugan, 53                                 Controller (since 1988) and Assistant Corporate
                                                   Secretary (since 1997); prior thereto, Corporate
                                                   Secretary (1993-1997) of the Company.  Mr. Dugan
                                                   has a Masters in Business Administration and is a
                                                   Certified Public Accountant.

Larry E. Morris, 54                                Technical Sales Director (since 1998) of  the
                                                   Company; prior thereto, Technical (1983-1998),
                                                   Sales Director (1993-1998).  Director.

Michael  J. Breton, 60                             Corporate Director of International Operations of the
                                                   Company (since 1993), and General Manager of
                                                   Bontex S.A., a subsidiary of the Company (since
                                                   1987).  Mr. Breton has a Bachelor of Science
                                                   Degree in Paper Technology. Director.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information set forth under the caption "Common Stock and Dividend Data" on page 4 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 6.  SELECTED FINANCIAL DATA

         The five year data for the fiscal years 2000, 1999, 1998, 1997, and 1996 are included in the "Summary of Selected Ten Year Data" on page 4 of the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis " on pages 5 through 10 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk in "Management's Discussion and Analysis" on pages 9 and 10 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Registrant and the independent auditors' report included on pages 11 through 26 of the 2000 Annual Report to Stockholders, are herein incorporated by reference.

          1.   Consolidated Statements of Income (Loss) and Comprehensive Income
               (Loss) for the Years Ended June 30, 2000, 1999 and 1998.

          2. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2000, 1999, and 1998.

          3.   Consolidated Balance Sheets as of June 30, 2000 and 1999.

          4. Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999, and 1998.

          5.   Notes to Consolidated Financial Statements.

          6.   Independent Auditors' Report.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information with respect to the executives of the Registrant, see "Executives of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Registrant, see "Election of Directors" at pages 4 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held November 2, 2000, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" at page 16 of the Proxy Statement for the Annual Meeting of Stockholders to be held November 2, 2000, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance" at pages 8 through 15 of the Proxy Statement for the Annual Meeting of Stockholders to be held November 2, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information pertaining to stockholders beneficially owning more than five percent of the Registrant's common stock and the security ownership of management, which is set forth under the caption "Stockholdings of Certain Owners and Management" on pages 2 through 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Related Party Transactions" on page 13 of the Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 2000, is incorporated herein by reference.


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

               2. Financial statement schedules and the location in this Form 10-K are as follows:

                  SCHEDULE
                  NUMBER       DESCRIPTION                                        PAGE

                  (a)          Independent Auditors' Report
                               on Financial Statement Schedule                     17

                  (d) II       Valuation and Qualifying Accounts for the
                               years ended June 30, 2000, 1999 and 1998            18

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

         10  (viii)        Related party Marketing Agreement between Bontex,
                           Inc. and Maxcomm, Inc. dated February 16, 1999

         10  (ix)          *Bontex, Inc. Key Employee Stock Option Plan dated
                           October 29, 1999 (incorporated herein by reference to Exhibit 4(c) of the Form S-8 filed on February
                           28, 2000).

         10 (x) *Amendment to Executive Compensation Agreement between Jeffrey C. Kostelni and Bontex, Inc. dated January 27, 2000.

         10 (xi) *Amendment to Executive Compensation Agreement between Charles W. J. Kostelni and Bontex, Inc. dated January 27, 2000.

         10  (xii)         *Part-Time Employment Agreement, Settlement
                           Agreement, General Release and Non-Disclosure
                           Agreement between Patricia S. Tischio and Bontex,
                           Inc. dated April 30, 2000.

         13 2000 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

         21                Subsidiaries of the Company

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on this 28th day of September, 2000.

                                  BONTEX, INC.


                                  by       /s/James C. Kostelni
                                           Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                      Date

/s/James C. Kostelni                                         September 28, 2000
------------------------------------                         -------------------
James C. Kostelni
Chairman of the Board, President and
Chief Executive Officer
Director

/s/Jeffrey C. Kostelni                                       September 28, 2000
------------------------------------                         -------------------
Jeffrey C. Kostelni
Treasurer and
Chief Financial Officer
Director

/s/Charles W. J. Kostelni                                    September 28, 2000
------------------------------------                         -------------------
Charles W. J. Kostelni
Corporate Controller and
Corporate Secretary
Director

/s/Larry E. Morris                                           September 28, 2000
------------------------------------                         -------------------
Larry E. Morris
Technical Sales Director
Director

/s/Patricia S. Tischio                                       September 28, 2000
------------------------------------                         -------------------
Patricia S. Tischio
Director

/s/William J. Binnie                                         September 28, 2000
------------------------------------                         -------------------
William J. Binnie
Director

/s/William B. D'Surney                                       September 28, 2000
------------------------------------                         -------------------
William B. D'Surney
Director

/s/Frank Mayorshi                                            September 28, 2000
------------------------------------                         -------------------
Frank Mayorshi
Director

/s/Joseph F. Raffetto                                        September 28, 2000
------------------------------------                         -------------------
Joseph F. Raffetto
Director

/s/Robert J. Weeks                                           September 28, 2000
------------------------------------                         -------------------
Robert J. Weeks
Director

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Bontex, Inc.:

Under date of August 25, 2000, we reported on the consolidated balance sheets of Bontex, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000, as contained in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the accompanying annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as set forth under Item 14(a)2 of the accompanying annual report on Form 10-K for the year 2000. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              s/KPMG LLP
                                                KPMG LLP
Roanoke, Virginia
August 25, 2000

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                          BONTEX, INC. AND SUBSIDIARIES



                                        Balance at      Charges to        Charged to                          Balance
                                         Beginning       Costs and          Other                              at End
            Description                  of Period       Expenses         Accounts*       Deductions**       of Period
            -----------                  ---------       --------         ----------      ------------       ---------
YEAR ENDED JUNE 30, 2000
Reserves and allowances
Deducted from asset accounts:
Allowances for doubtful accounts           $ 128,000      $   92,000       $  (15,000)        $   35,000       $ 170,000
YEAR ENDED JUNE 30, 1999
Reserves and allowances
Deducted from asset accounts:
Allowances for doubtful accounts           $ 268,000      $  (39,000)      $   (7,000)        $   94,000       $ 128,000
YEAR ENDED JUNE 30, 1998
Reserves and allowances
Deducted from asset accounts:
Allowances for doubtful accounts           $ 119,000      $  252,000       $        -         $  103,000       $ 268,000

*Foreign currency translation  (loss)
**Uncollectible accounts written off, net of recoveries.

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

         10  (viii)        Related party Marketing Agreement between Bontex,
                           Inc. and Maxcomm, Inc. dated February 16, 1999

         10  (ix)          *Bontex, Inc. Key Employee Stock Option Plan dated
                           October 29, 1999 (incorporated herein by reference to Exhibit 4(c) of the Form S-8 filed on February
                           28, 2000).

         10 (x) *Amendment to Executive Compensation Agreement between Jeffrey C. Kostelni and Bontex, Inc. dated January 27, 2000.

         10 (xi) *Amendment to Executive Compensation Agreement between Charles W. J. Kostelni and Bontex, Inc. dated January 27, 2000.

         10  (xii)         *Part-Time Employment Agreement, Settlement
                           Agreement, General Release and Non-Disclosure
                           Agreement between Patricia S. Tischio and Bontex,
                           Inc. dated April 30, 2000.

         13 2000 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

         21                Subsidiaries of the Company

         27                Financial Data Schedule

         *Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).