Form 10-Q
period 2000-09-30
BONTEX INC
filed 2000-11-14
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2000
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


           Class                               Outstanding at November 10, 2000
 Common Stock - $.10 par value                           1,572,824

                                  BONTEX, INC.
                                    FORM 10-Q
                 FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 2000


        INDEX

PART I.      FINANCIAL INFORMATION                                     Page No.

        Item 1.Financial Statements

        CONDENSED CONSOLIDATED BALANCE SHEETS
        September 30, 2000 and  June 30, 2000.................................3

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) AND CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        First Quarter Ended September 30, 2000 and 1999.......................4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        First Quarter Ended September 30, 2000 and 1999.......................5

        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....6, 7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................8-10

        Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk.............................................10, 11


PART II.       OTHER INFORMATION

        Item 6.Exhibits and Reports on Form 8-K..............................12

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          BONTEX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                               September 30,         June 30,
                                                                (unaudited)
                                                                   2000                2000
ASSETS
Current assets:
    Cash and cash equivalents                                 $          304    $          457
    Trade accounts receivable, less allowance for doubtful
      accounts of $177 ($170 at June '00)                             10,534            12,187
    Other receivables                                                    395               378
    Inventories                                                        5,751             5,465
    Deferred income taxes                                                136               135
    Income taxes refundable                                               45                49
    Other current assets                                                 321               120
                                                               -------------     -------------
             TOTAL CURRENT ASSETS                                     17,486            18,791
                                                               -------------     -------------

Property, plant and equipment:
    Land and land improvements                                           280               350
    Buildings and building improvements                                5,270             5,525
    Machinery, furniture and equipment                                17,389            17,797
    Construction in progress                                             603               526
                                                               -------------     -------------
                                                                      23,542            24,198
    Less accumulated depreciation and amortization                    13,388            13,491
                                                               -------------     -------------
        Net property, plant and equipment                             10,154            10,707

Property held for sale                                                    60                 -
Deferred income taxes                                                    900               736
Other assets, net                                                        599               651
                                                               -------------     -------------
             TOTAL ASSETS                                     $       29,199    $       30,885
                                                               =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Short-term borrowings                                     $        8,490    $        8,251
    Long-term debt due currently                                         596               626
    Accounts payable                                                   6,780             7,756
    Accrued expenses                                                   1,924             1,902
    Income taxes payable                                                 554               594
                                                               -------------     -------------
             TOTAL CURRENT LIABILITIES                                18,344            19,129

Long-term debt, less current portion                                   2,071             2,327
Deferred income taxes                                                     38                42
Other long-term liabilities                                              438               439
                                                               -------------     -------------
             TOTAL LIABILITIES                                        20,891            21,937
                                                               -------------     -------------

Stockholders' equity:
    Preferred stock of no par value.  Authorized 10,000,000
      shares; none issued                                                  -                 -
    Common stock of $.10 par value.  Authorized 10,000,000
      shares; issued and outstanding 1,572,824 shares                    157               157
    Additional capital                                                 1,551             1,551
    Retained earnings                                                  7,171             7,461
    Accumulated other comprehensive income (loss)                       (571)             (221)
                                                               -------------     -------------
             TOTAL STOCKHOLDERS' EQUITY                                8,308             8,948
                                                               -------------     -------------
             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $       29,199    $       30,885
                                                               =============     =============

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

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):


                                                                 First Quarter Ended
                                                                    September 30,
                                                                 2000          1999

Net Sales                                                     $    9,128    $    8,059
Cost of Sales                                                      6,993         6,138
                                                               ---------     ---------

        Gross Profit                                               2,135         1,921

Selling, General and Administrative Expenses                       2,393         2,412
                                                               ---------     ---------

        Operating Loss                                              (258)         (491)
                                                               ---------     ---------

Other (Income) Expense:

      Interest expense                                               217           200
      Foreign currency exchange gain                                 (30)          (15)
      Other, net                                                       2             7
                                                               ---------     ---------
        Total Other  (Income)Expense                                 189           192
                                                               ---------     ---------

Loss Before Income Taxes                                            (447)         (683)
Income Tax Benefit                                                  (157)         (144)
                                                               ---------     ---------

Net Loss                                                            (290)         (539)
                                                               ---------     ---------

Other Comprehensive Income (Loss)
      Foreign currency translation adjustment                       (350)          136
                                                               ---------     ---------
Comprehensive Loss                                            $     (640)    $    (403)
                                                               =========     =========

Net loss per share                                            $     (.18)    $    (.34)
                                                               =========     =========

Condensed Consolidated Statements of Changes in Stockholders' Equity:

Stockholders' Equity, beginning balance                       $    8,948    $    9,893

      Net loss                                                      (290)         (539)
      Other comprehensive income (loss)
        Foreign currency translation adjustment                     (350)          136
                                                               ---------     ---------

Stockholders' Equity, ending balance                          $    8,308    $    9,490
                                                               =========     =========

See accompanying condensed notes to unaudited condensed consolidated financial statements.



                                  BONTEX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (unaudited)


                                                                   First Quarter Ended
                                                                        September
                                                                  2000              1999

Cash Flows from Operating Activities:
   Cash received from customers                               $    11,269        $   9,765
   Cash paid to suppliers and employees                           (11,605)          (8,850)
   Interest received                                                    1                1
   Interest paid                                                     (250)            (193)
   Income taxes paid, net of refunds                                   (2)               2
                                                                ---------         --------
    Net cash provided by (used in) operating activities              (587)             725
                                                                ---------         --------

Cash Flows from Investing  Activities:
   Acquisition of property, plant and equipment                      (267)            (182)
                                                                ---------         --------
    Net cash used in investing activities                            (267)            (182)
                                                                ---------         --------

Cash Flows from Financing Activities:
   Increase (decrease) in short-term borrowings, net                  883             (479)
   Long-term debt incurred                                              0               19
   Principal payments on long-term debt                              (185)            (186)
                                                                ---------         --------
    Net cash provided by (used in) financing activities               698             (646)
                                                                ---------         --------

Effect of Exchange Rate Changes on Cash                                 3               (9)
                                                                ---------         --------
Net decrease in Cash and Cash Equivalents                            (153)            (112)
Cash and Cash Equivalents at Beginning of Period                      457              336
                                                                ---------         --------
Cash and Cash Equivalents at End of Period                    $       304        $     224
                                                                =========         ========

Reconciliation of Net Income (Loss) to Net Cash Provided by
   (Used In) Operating Activities:
   Net income (loss)                                          $      (290)        $   (539)
   Adjustments to reconcile net income (loss) to net cash provided by
   (Used In) Operating activities:
    Depreciation and amortization                                     361              328
    Provision for bad debts                                            41               56
    Deferred income taxes                                            (168)            (144)
    Change in assets and liabilities:
    Decrease in trade accounts and other receivables                  819            1,974
    Increase in inventories                                          (631)            (491)
    Increase in other assets                                         (215)            (233)
    Decrease in accounts payable and accrued expenses                (593)            (256)
    Increase in income taxes                                            2                2
    Increase in other liabilities                                      87               28
                                                                ---------         --------
    Net cash provided by (used in) operating activities       $      (587)        $    725
                                                                =========         ========


See accompanying condensed notes to unaudited condensed consolidated financial statements.

                          BONTEX, INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2000 AND 1999 AND JUNE 30, 2000
                                   (Unaudited)
                             (Dollars in Thousands)

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Bontex, Inc. and its subsidiaries ("Bontex" or the "Company") in accordance with generally accepted accounting principles in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown, have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

2. The last in, first out (LIFO) method of inventory pricing is used by the Company in the United States. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first-out (FIFO) and weighted average bases. Inventories are summarized as follows:


                                                             September 30,              June 30,
                                                                 2000                    2000

     Finished goods                                            $ 3,875                  $ 3,846
     Raw Materials                                               1,565                    1,222
     Supplies                                                      625                      708
                                                           ------------------      -------------------
     Inventories at FIFO and weighted average cost               6,065                    5,779
                                                           ------------------      -------------------

     LIFO reserves                                                 314                      314
                                                           ------------------      -------------------
                                                               $ 5,751                  $ 5,465
                                                           ==================      ===================

3. Business segment information related to the North American and European operations follows:


                                            North American     European
                                              Operations      Operations    Eliminations   Consolidated

First Quarter Ended September 30, 2000

Net Sales                                      $ 4,081         $ 5,126         $ (79)        $ 9,128

Net Loss                                          (281)             (9)            -            (290)

First Quarter Ended September 30, 2000

Net Sales                                      $ 3,703         $ 4,450         $ (94)        $ 8,059

Net Loss                                          (281)           (261)            3            (539)

                          BONTEX, INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2000 AND 1999 AND JUNE 30, 2000
                                   (Unaudited)




4. Net loss per share has been computed on the basis of the weighted average number of common shares outstanding during each period(1,572,824 shares). Diluted earnings per share is not presented because the effect of stock options is anti-dilutive.

5. During fiscal year 2000, the Ministere Des Finances, the Belgian tax authority, completed an examination of Bontex S.A.'s, the Company's Belgian subsidiary, tax returns for 1997, 1998 and 1999 and extended the tax examination to 1995 and 1996 based on certain items. Bontex S.A. has received notices of proposed tax adjustments to these tax returns. The proposed tax adjustments arise from items which are considered disallowed expenses by tax authorities, including commissions paid to certain distributors and clients, certain travel expenses and various smaller items including allowances for doubtful receivables and certain insurance premiums. The proposed tax adjustments by the Belgian authorities approximate $820,000. The Company believes, based in part on written opinion of external counsel, it has meritorious legal defenses to many of the claims and the Company intends to defend such claims. The Company's best estimate of the most likely amount payable for the foregoing tax matters is $239,000, and accordingly, a provision for this amount was accrued at June 30, 2000.

                                  BONTEX, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

Except for historical data set forth herein, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, for example, statements about future results of operations or market conditions and involve risks, uncertainties and assumptions. Actual results may differ materially from these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, excessive worldwide footwear inventories, a shrinking U. S. domestic market for Bontex products, decreased sales to key customers, increased foreign competition, the substitution by key customers of lower-margin products for higher-margin products, increased competition from non-woven materials, the reduction of prices by competitors, the increase in the relative prices of Bontex's products due to foreign currency devaluations, increased pulp and latex prices, capital illiquidity, unexpected foreign tax liabilities, and decreases in the Company's borrowing base.

RESULTS OF OPERATIONS

The results of operations for the first quarter of fiscal year 2001 reflect an improvement in operating results over the prior year's first quarter. During the first quarter, the Company generated a consolidated operating loss of $258,000, and a net loss of $290,000 or $0.18 per share as compared to the prior year's first quarter operating loss of $491,000, and net loss of $539,000 or $0.34 per share. Consolidated net sales increased $1.1 million or 13.3 percent to $9.1 million for the first quarter ended September 30, 2000. The Company's improved sales are a result of the Company's efforts to promote additional elastomeric cellulose insole footwear products and an overall improvement in market conditions particularly in Asia. Additionally, the Company has also improved its sales of existing composite insole products. If foreign currency exchange rates had remained unchanged, however, net sales would have been $808,000 higher.

Seasonality generally exists in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customer's scheduled vacations, shutdowns, holidays and purchasing cycles. Over the past sixteen years, the Company has generated net income during the first quarter only six times, the most recent being in fiscal year 1997.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the first quarter of fiscal year 2001 decreased slightly compared to the same period last year from 23.8 to 23.4 percent. This decrease in profit margins is primarily attributable to competitive pricing pressures, and higher raw material costs, which resulted in a negative impact on net sales and profit margins that was partially offset by the overall increase in sales volume.

The market price of pulp has increased over the past twelve months and it is expected to continue to increase during fiscal year 2001. The Company has delayed the impact of certain of the pulp cost increases through agreements with suppliers for purchasing pulp at fixed prices for fiscal year 2001. Additionally, management has announced a price increases for our finished products that is expected to be fully implemented during calendar year 2001. It is difficult to predict future raw material costs and future selling prices, and there can be no assurance that raw material prices will not have an adverse impact on the Company's operations or competitive position.

Compared to the same period last year, Selling General & Administrative (SG&A) expenses remained approximately the same and decreased as a percent of net sales from 29.9 percent to 26.2 percent. The decrease in SG&A percentage is mainly due to sales increasing at a higher rate than costs, reflecting the benefit from our marketing efforts and cost control measures.

Interest expense increased $17,000 for the quarter ended September 30, 2000, as compared to the same period last year due to increased short-term borrowings. The increase in short-term borrowings reflects the financing of higher inventories and the decrease in payables.

Other comprehensive loss, which consists of foreign currency translation adjustment, totaled $350,000 for the quarter ended September 30, 2000, and is primarily the result of the strengthening of the US Dollar versus the Euro since June 30, 2000.

FINANCIAL CONDITION

Consolidated stockholders' equity decreased $640,000 from June 30, 2000, and totaled $8.3 million at the end of September 2000. Financial ratios at September 30, 2000 generally decreased from June 30, 2000 because of the negative operating results. The fluctuation in foreign currency exchange rates resulted in a translation decrease of $3.0 million in consolidated total assets as compared to June 30, 2000.

Trade accounts receivable decreased by $1.6 million to $10.5 million, primarily because of the seasonal decrease in consolidated net sales from the fourth quarter of the prior fiscal year 2000 compared to the first quarter of fiscal year 2001. This compares favorably to the prior year decrease in trade receivables from June 30, 1999 to Sept. 30, 1999 of $2.0 million.

The $286,000 increase in inventories to $5.8 million mainly corresponds to raw material increases from year-end lows made in order to support higher sales volumes.

Other current assets increased $201,000 to $321,000 from June 30, 2000, primarily due to prepaid insurance for fiscal year 2001. The level of other current assets is comparable with last year's September 30, 1999 balance of $388,000.

The $553,000 decrease in net property, plant and equipment is due to the re-classification of property held for sale, depreciation for the three-month period and the translation decrease adjustment at the Company's European operations due to currency exchange rate changes. On September 29, 2000, the Company entered into a contract for the sale of its warehouse facility in Newark, New Jersey, with the New Jersey Institute of Technology. The contract for sale is to close on or before December 15, 2000, after the parties meet certain conditions. The contractual purchase price for the warehouse facility is $863,000 and the net book value of the property is $60,000. Accordingly, when the sale closes the Company expects to recognize a net gain after taxes of approximately $500,000. The proceeds from the sale may be used to reduce long-term debt. The Newark warehouse facility is classified as property held for sale on the balance sheet at September 30, 2000.

During fiscal year 2000, the Belgian tax authority completed an examination of the tax returns for Bontex S.A., the Company's Belgian subsidiary, for 1997, 1998 and 1999 and extended the tax examination to 1995 and 1996 based on certain items. At September 30, 2000, the examination file had not yet been closed, and the Company's best estimate of the most likely amount payable for the foregoing tax matters is $239,000, and, accordingly, a provision for this amount had been accrued at June 30, 2000. The Company's actual liability pursuant to the foregoing examination may exceed $239,000 and such excess liability could adversely affect the Company's financial condition. For further information concerning this tax examination, refer to Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Accounts payable, accrued expenses and short-term borrowings decreased $715,000, which primarily corresponds to decreased trade account receivables. Subject to the discussion in the foregoing paragraph, and assuming receipt of the waiver by the lender referenced below, management believes that existing credit facilities will be sufficient to meet future operating and capital requirements.

During the first quarter of fiscal 2001, Bontex USA was not in compliance with a loan covenant of its secured debt agreement, under which certain current and noncurrent assets are pledged as collateral. The Company has agreed with its lender to an Amendment to Loan and Security Agreement dated November 13, 2000, in which the lender agrees to waive the Company's past non-compliance with the covenant and to adjust temporarily through December 30, 2000 the covenant to a level placing Bontex USA within compliance. As previously discussed, if the Company completes the sale of the Newark warehouse during the second quarter, Bontex will recognize a gain that should enable the Company to comply with the original level of the covenant on December 31, 2000. If Bontex does not complete its sale or otherwise cannot maintain compliance with the debt covenants, Bontex may have difficulty in obtaining funds to meet operating and capital requirements, which would cause a material adverse impact on its financial condition and results of operations.

FINANCIAL INSTRUMENTS

The Company uses various financial instruments in the normal course of business. By their nature, all such instruments involve risk, and the Company's maximum potential loss may exceed amounts recorded in the balance sheet. As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. However, because the Company manages exposure to credit risk through credit approvals, credit limits and monitoring procedures, the Company believes that reserves for losses are adequate.

The Company has periodically used derivative instruments for the purpose of hedging commodity and interest rate exposures. As a policy, the Company does not engage in speculative transactions, nor does the Company hold or issue financial instruments for trading purposes.

REFOCUSING

Bontex has recently developed several new innovative products for footwear. As part of this program, the Company also concluded a marketing agreement with a stitch-bonded non-woven manufacturer. The Company has a strategy to locate new technologies and bring them to the marketplace, but it is not possible to predict with a high level of assurance their level of sales potential or profitability at this time. No material sales have been generated yet for these new technologies and products.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was effective for periods beginning after June 15, 2000. This statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. At September 30, 2000, the Company did not have any derivative instruments or hedging. Because the Company has used in the past and continues to consider in the future the use of derivative instruments and hedging activities this statement could have an impact on the Company's future financial statements..

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain risks related to interest rates, currency and commodity positions. Market risk is defined as the risk of loss arising from adverse changes in market rates and prices. The following disclosures provide certain forward-looking data concerning potential exposures to market risk. When deemed appropriate, the Company's general policy is to fix rates and prices at levels considered favorable.

There is no expected material foreign exchange risk for the Company's debt, as these amounts are denominated in the local operating currencies of the respective operations.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Financial Instruments held for other than trading purposes at September 30, 2000 (dollars in thousands):




                                    Expected Maturity Date

                                                                        There-             Fair
                           2001    2002      2003     2004     2005     after    Total     Value

Liabilities
Long-term debt
   Fixed Rate             $ 320   $ 425     $ 425    $ 424     $ 206      -    $ 1,800    $ 1,686
   Average interest rate   4.97%   4.97%     4.97%    4.97%     5.27%     -       5.02%

   Variable Rate          $ 150   $ 200     $ 200    $ 200     $ 117      -    $   867    $   867
   Average Interest Rate   10.5%   10.5%     10.5%    10.5%     10.5%     -       10.5%



Approximately $9.4 million of variable rate debt is not covered by interest rate swaps and is subject to the risk of interest rate changes. The market risk sensitivity analysis above does not fully reflect the potential net market risk exposure, because other market risk exposures may exist in other transactions.

                           PART II. OTHER INFORMATION

                                  BONTEX, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               10 - Amendment to Loan and Security Agreement between Congress
                    Financial Corporation and Bontex, Inc. dated November 13, 2000.

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

November 14, 2000                       /s/James C. Kostelni
-------------------                     ----------------------------
       (Date)                              James C. Kostelni
                                           Chairman of the Board and President

November 14, 2000                       /s/Charles W. J. Kostelni
-------------------                     ----------------------------
        (Date)                             Charles W. J. Kostelni
                                           Corporate Controller and Secretary

                                  EXHIBIT INDEX

               10 Amendment to Loan and Security Agreement between Congress Financial Corporation and Bontex, Inc. dated November 13, 2000.


               27     Financial Data Schedule