Form 10-Q
period 2000-12-31
BONTEX INC
filed 2001-02-13
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 2000
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


           Class                               Outstanding at February 13, 2001
 Common Stock - $.10 par value                             1,572,824

                                  BONTEX, INC.
                                    FORM 10-Q
                 FOR THE SECOND QUARTER ENDED DECEMBER 31, 2000


                                      INDEX



PART I.           FINANCIAL INFORMATION                                 Page No.

         Item 1.  Financial Statements

         CONDENSED CONSOLIDATED BALANCE SHEETS
         December 31, 2000 and June 30, 2000...................................3

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) AND CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         Six Months and Three Months Ended December 31, 2000 and 1999..........4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Six Months Ended December 31, 2000 and 1999...........................5

         CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....6, 7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................8-10

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.............................................10, 11


PART II.          OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.........12

         Item 6.  Exhibits and Reports on Form 8-K............................12



                                       PART I. FINANCIAL INFORMATION
                                       ITEM 1. FINANCIAL STATEMENTS
                                       BONTEX, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                         (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                               DECEMBER 31,           June 30,
                                                                               (UNAUDITED)
                                                                                  2000                  2000
ASSETS
Current assets:
     Cash and cash equivalents                                             $              740    $              457
     Trade accounts receivable, less allowance for doubtful
       Accounts of $181 ($170 at June '00)                                             11,333                12,187
     Other receivables                                                                    448                   378
     Inventories                                                                        6,073                 5,465
     Deferred income taxes                                                                144                   135
     Income taxes refundable                                                                6                    49
     Other current assets                                                                 365                   120
                                                                            -----------------     -----------------
                TOTAL CURRENT ASSETS                                                   19,109                18,791
                                                                            -----------------     -----------------

Property, plant and equipment:
    Land and land improvements                                                            289                   350
    Buildings and building improvements                                                 5,481                 5,525
    Machinery, furniture and equipment                                                 17,853                17,797
    Construction in progress                                                              527                   526
                                                                            -----------------     -----------------
                                                                                       24,150                24,198
     Less accumulated depreciation and amortization                                    13,895                13,491
                                                                            -----------------     -----------------
         Net property, plant and equipment                                             10,255                10,707

Deferred income taxes                                                                     764                   736
Other assets, net                                                                         582                   651
                                                                            -----------------     -----------------
                TOTAL ASSETS                                               $           30,710    $           30,885
                                                                            =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                 $            8,883    $            8,251
     Long-term debt due currently                                                         625                   626
     Accounts payable                                                                   7,373                 7,756
     Accrued expenses                                                                   2,002                 1,902
     Income taxes payable                                                                 508                   594
                                                                            -----------------     -----------------
                TOTAL CURRENT LIABILITIES                                              19,391                19,129

Long-term debt, less current portion                                                    2,019                 2,327
Deferred income taxes                                                                      40                    42
Other long-term liabilities                                                               472                   439
                                                                            -----------------     -----------------
                TOTAL LIABILITIES                                                      21,922                21,937
                                                                            -----------------     -----------------

Stockholders' equity:
     Preferred stock of no par value.  Authorized 10,000,000
       shares; none issued                                                                  -                     -
     Common stock of $.10 par value.  Authorized 10,000,000
       shares; issued and outstanding 1,572,824 shares                                    157                   157
     Additional capital                                                                 1,551                 1,551
     Retained earnings                                                                  7,407                 7,461
     Accumulated other comprehensive income (loss)                                       (327)                 (221)
                                                                            -----------------     -----------------
                TOTAL STOCKHOLDERS' EQUITY                                              8,788                 8,948
                                                                            -----------------     -----------------
                TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $           30,710    $           30,885
                                                                            =================     =================

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS):


                                                                     SIX MONTHS ENDED         THREE MONTHS ENDED
                                                                        DECEMBER 31,               DECEMBER 31,
                                                                     2000        1999          2000          1999

Net Sales                                                       $    19,896 $     18,013 $     10,768  $      9,954
Cost of Sales                                                        15,241       13,415        8,248         7,277
                                                                 ----------  -----------  -----------   -----------

         Gross Profit                                                 4,655        4,598        2,520         2,677

Selling, General and Administrative Expenses                          5,088        5,040        2,695         2,628
                                                                 ----------  -----------  -----------   -----------

         Operating Income (Loss)                                       (433)        (442)        (175)           49
                                                                 ----------  -----------  -----------   -----------

Other (Income) Expense:
       Interest expense                                                 437          388          220           188
       Interest income                                                   (6)           -           (6)            -
       Foreign currency exchange (gain) loss                             (4)         (21)          26            (6)
       Other, net                                                      (796)          41         (798)           34
                                                                 ----------  -----------  -----------   -----------
         Total Other (Income) Expense, Net                             (369)         408         (558)          216
                                                                 ----------  -----------  -----------   -----------

Income (Loss) Before Income Taxes                                       (64)        (850)         383          (167)
Income Tax Expense (Benefit)                                            (10)        (200)         147           (56)
                                                                 ----------  -----------  -----------   -----------

Net income (loss)                                                       (54)        (650)         236          (111)

Other Comprehensive Income (Loss)
       Foreign currency translation adjustment                         (106)        (110)         244          (246)
                                                                 ----------  -----------  -----------   -----------
Comprehensive Income (Loss)                                     $      (160)$       (760)$        480  $       (357)
                                                                 ==========  ===========  ===========   ===========

Net income (loss) per share                                     $      (.03)$       (.41)$        .15  $       (.07)
                                                                 ==========  ===========  ===========   ===========

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY:

Stockholders' Equity, beginning balance                         $     8,948 $      9,893 $      8,308  $      9,490

       Net income (loss)                                                (54)        (650)         236          (111)
       Other comprehensive income (loss)
         Foreign currency translation adjustment                       (106)        (110)         244          (246)
                                                                 ----------  -----------  -----------   -----------

Stockholders' Equity, ending balance                            $     8,788 $      9,133 $      8,788  $      9,133
                                                                 ==========  ===========  ===========   ===========

See accompanying condensed notes to unaudited condensed consolidated financial statements.


                                                    BONTEX, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (DOLLARS IN THOUSANDS)
                                                    (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                 2000                 1999

Cash Flows from Operating Activities:
   Cash received from customers                                             $      20,364       $       18,747
   Cash paid to suppliers and employees                                           (20,498)             (16,771)
   Interest received                                                                    6                    3
   Interest paid                                                                     (467)                (377)
   Income taxes paid, net of refunds                                                  (31)                  (1)
                                                                              -----------         ------------
          Net cash provided by (used in) operating activities                        (626)               1,601
                                                                              -----------         ------------

Cash Flows from Investing Activities:
   Proceeds from sale of property, plant and equipment                                863                  --
   Acquisition of property, plant and equipment                                      (360)                (342)
                                                                              -----------         ------------
          Net cash used in investing activities                                       503                 (342)
                                                                              -----------         ------------

Cash Flows from Financing Activities:
   Increase (decrease) in short-term borrowings, net                                  674                 (845)
   Long-term debt incurred                                                             52                   27
   Principal payments on long-term debt                                              (329)                (374)
                                                                              -----------         ------------
          Net cash provided by (used in) financing activities                         397               (1,192)
                                                                              -----------         ------------

Effect of Exchange Rate Changes on Cash                                                 9                   (9)
                                                                              -----------         ------------
Net Increase in Cash and Cash Equivalents                                             283                   58
Cash and Cash Equivalents at Beginning of Period                                      457                  336
                                                                              -----------         ------------
Cash and Cash Equivalents at End of Period                                  $         740       $          394
                                                                              ===========         ============

Reconciliation of Net Income (Loss) to Net Cash Provided by
   (Used in) Operating Activities:
   Net income (loss)                                                        $         (54)      $         (650)
   Adjustments to reconcile net income (loss) to net cash used in
     Operating activities:
     Depreciation and amortization                                                    647                  665
     Gain on sale of property, plant and equipment                                   (803)                  --
     Provision for bad debts                                                           15                   87
     Deferred income taxes                                                            (35)                (205)
     Change in assets and liabilities:
       Decrease in trade accounts and other receivables                               441                1,454
       Increase in inventories                                                       (501)                  (1)
       Increase in other assets                                                      (209)                (236)
       Increase (decrease) in accounts payable and accrued expenses                  (135)                 400
       Increase (decrease) in income taxes                                            (61)                   2
       Increase in other liabilities                                                   69                   85
                                                                              -----------         ------------
          Net cash provided by (used in) operating activities               $        (626)      $        1,601
                                                                              ===========         ============

See accompanying condensed notes to unaudited condensed consolidated financial statements.

                          BONTEX, INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000 AND JUNE 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

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

2. The last in, first out (LIFO) method of inventory pricing is used by the Company in the United States. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first-out (FIFO) and weighted average bases. Inventories are summarized as follows:


                                                                          December 31,            June 30,
                                                                              2000                  2000
                                                                                (Dollars in Thousands)

          Finished goods                                                    $      4,379          $      3,846
          Raw Materials                                                            1,409                 1,222
          Supplies                                                                   655                   708
                                                                         ---------------      ----------------
                   Inventories at FIFO and weighted average cost                   6,443                 5,779
                                                                         ---------------      ----------------

          LIFO reserves                                                              370                   314
                                                                         ---------------      ----------------
                                                                            $      6,073          $      5,465
                                                                         ===============      ================

3. Business segment information related to the North American and European operations follows:


                                                   North American        European
                                                     Operations         Operations     Eliminations      Consolidated

Six Months Ended December 31, 2000

Net Sales                                              $ 8,468          $ 11,649         $ (221)           $ 19,896

Net (Loss) Income                                          (58)                4              -                 (54)

Six Months Ended December 31, 1999

Net Sales                                              $ 7,661          $ 10,502         $ (150)           $ 18,013

Net Loss                                                  (436)             (214)             -                (650)


                          BONTEX, INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000 AND JUNE 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



4. Net loss per share has been computed on the basis of the weighted average number of common shares outstanding during each period (1,572,824 shares). Diluted earnings per share is not presented because the effect of stock options is anti-dilutive.

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

6. Included in Other Income for the quarter ended December 31, 2000, is a gain of $803,000 from the sale of Bontex Inc.'s warehouse facility in Newark, New Jersey. The New Jersey Institute of Technology purchased the facility for $863,000. The Company's net book value in the property was approximately $60,000. The entire proceeds were applied to the payment of short-term debt.

                                  BONTEX, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             FOR THE SIX MONTHS AND QUARTER ENDED DECEMBER 31, 2000
                                   (UNAUDITED)

Except for historical data set forth herein, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, for example, statements about future results of operations or market conditions and involve risks, uncertainties and assumptions. Actual results may differ materially from these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, excessive worldwide footwear inventories, a shrinking U.S. domestic market for Bontex products, decreased sales to key customers, increased foreign competition, the substitution by key customers of lower-margin products for higher-margin products, increased competition from non-woven materials, the reduction of prices by competitors, the increase in the relative prices of Bontex's products due to foreign currency devaluations, increased pulp and latex prices, capital illiquidity, unexpected foreign tax liabilities, and decreases in the Company's borrowing base.

RESULTS OF OPERATIONS

The results of operations for the first six months of fiscal 2001 reflect a slight reduction in operating losses as compared to the first six months last year. During the first six months, the Company generated a consolidated operating loss of $433,000, and a net loss of $54,000 or $.03 per share as compared to a consolidated operating loss of $442,000, and a net loss of $650,000 or $.41 per share for the corresponding prior year period. Consolidated net sales increased $1.9 million or 10.5 percent to $19.8 million for the six months ended December 31, 2000. The Company's improved sales are a result of the Company's efforts to promote additional elastomeric cellulose insole footwear products and an overall improvement of market conditions particularly in Asia. Additionally, the Company has also improved its sales of existing composite insole products. If foreign currency exchange rates had remained unchanged from the corresponding period last year, net sales would have been almost $21.8 million, or approximately $2 million higher for the six months ended December 31, 2000.

The decrease in net loss for the six months ended December 31, 2000 can be attributed to a gain of $803,000 from the sale of property during the second quarter. Net loss for the six months excluding the effects of this non-recurring item would have been a net loss of $641,000.

During the second quarter, consolidated net sales increased $814,000 or 8.2 percent to $10.8 million. Sales increases were mainly the result of marketing efforts with certain customers, as well as increases in sales to Asia and other markets. During the three months ended December 31, 2000, consolidated operating losses were $175,000, as compared to a $49,000 profit for the same period last year. The deteriorating operating results reflect increased raw material costs and competitive selling prices in the Company's markets.

Seasonality generally exists in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customer's purchasing cycles, scheduled vacations, shutdowns, and holidays.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the first six months of fiscal 2001 decreased compared to the same period last year from 25.5 to 23.4 percent. This decrease in profit margins is primarily attributable to competitive pricing pressures, and higher raw material costs, which resulted in a negative impact on profit margins that were partially offset by the overall increase in sales volume.

The market price of pulp has increased over the past twelve months and may continue to increase during fiscal year 2001. The Company has delayed the impact of certain of the pulp cost increases through agreements with suppliers for purchasing pulp for fiscal year 2001. Additionally, management has announced a price increase for our finished products that is expected to be fully implemented during calendar year 2001. It is difficult to predict future raw material costs and future selling prices, and there can be no assurance that raw material prices will not have an adverse impact on the Company's operations or competitive position.

Compared to the same period last year, Selling, General & Administrative (SG&A) expenses remained approximately the same and decreased as a percent of net sales from 28.0 percent to 25.6 percent. The decreased SG&A percentage is mainly due to sales increasing at a higher rate than costs, reflecting the benefit from our marketing efforts and cost control measures.

Interest expense increased $49,000 for the six months ended December 31, 2000, as compared to the same period last year due to increased short-term borrowings. The increase in short-term borrowings reflects the financing of higher inventories and the decrease in payables.

Included in Other Income is a gain of $803,000 from the sale of Bontex Inc.'s warehouse facility in Newark, New Jersey. The New Jersey Institute of Technology purchased the facility for $863,000. The Company's net book value in the property was approximately $60,000.

Other comprehensive loss consists of foreign currency translation adjustment, totaled $106,000 for the six months ended December 31, 2000 and is primarily the result of the weaker Euro verses the US Dollar since June 30, 2000.

FINANCIAL CONDITION

Consolidated stockholders' equity decreased $233,000 from June 30, 2000, and totaled $8.8 million at the end of December 2000. Financial ratios at December 31, 2000, generally decreased from June 30, 2000, because of the negative operating results. The fluctuation in foreign currency exchange rates resulted in a translation decrease of $540,000 in consolidated total assets as compared to June 30, 2000.

Trade accounts receivables decreased by $854,000 to $11.3 million, primarily due to fluctuations in foreign currency exchange rates.

The $608,000 increase in inventories to $6.1 million mainly corresponds to a increase in finished goods at the Company's subsidiary's Bontex Mexico and Bontex Hong Kong to support higher sales volume.

Other current assets increased $245,000 to $365,000 from June 30, 2000, primarily due to normal unamortized prepaid expenses for fiscal year 2001.

Net property, plant and equipment (PP&E) decreased from $10.7 to $10.3 million primarily because of normal depreciation and amortization.

During fiscal year 2000, the Belgian tax authority completed an examination of the tax returns for Bontex, S.A., the Company's Belgian subsidiary, for 1997, 1998 and 1999 and extended the tax examination to 1995 and 1996 based on certain items. At December 31, 2000, the examination file had not yet been closed, and the Company's best estimate of the most likely amount payable for the foregoing tax matters is $239,000, and accordingly, a provision for this amount had been accrued at June 30, 2000. The Company's actual liability pursuant to the foregoing examination may exceed $239,000 and such excess liability could adversely affect the Company's financial condition. For further information concerning this tax examination, refer to Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Accounts payable, accrued expenses and short-term borrowings increased $349,000, which primarily corresponds to an increase in inventories.

Cash received from customers for the six months ended December 31, 2000, increased over the corresponding prior year period due to increased sales activity and reduction of trade accounts receivable. Likewise, and to a greater degree, cash paid to suppliers and employees increased for the current period over last year's corresponding period because of the related sales activity and increased costs for raw material and energy related goods and services, resulting in a negative cash flow from operations for the current period.

As of December 31, 2000, Bontex USA was in compliance with all loan covenants of its secured debt agreement, under which certain current and noncurrent assets were pledged as collateral.

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

REFOCUSING

Bontex continues to focus on developing several new innovative products for footwear and non-footwear applications. The Company has a strategy to locate new technologies and bring them to the marketplace, but it is not possible to predict with a high level of assurance their level of sales potential or profitability at this time. No material sales have been generated yet for these new technologies and products.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was effective for periods beginning after June 15, 2000. This statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. At December 30, 2000, the Company did not have any derivative instruments or hedging. Because the Company has used in the past and continues to consider in the future the use of derivative instruments and hedging activities this statement could have an impact on the Company's future financial statements.


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

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates

Financial Instruments held for other than trading purposes at December 31, 2000 (dollars in thousands):


EXPECTED MATURITY DATE
----------------------

                                                                                       There-                Estimated
                               2001      2002        2003       2004         2005      after      Total      Fair Value

LIABILITIES
Long-term debt
    Fixed Rate                 $ 231      $ 462      $ 462       $ 447        $ 225         -     $ 1,827       $ 1,595
    Average interest rate       4.97%      4.97%      4.97%       4.97%        5.27%        -        5.02%
    Rate

    Variable Rate              $ 100      $ 200      $ 200       $ 200        $ 117         -     $   817    $    (817)
    Average Interest Rate       10.5%      10.5%      10.5%       10.5%        10.5%        -        10.5%



Approximately $9.7 million of variable rate debt is not covered by interest rate swaps and is subject to the risk of interest rate changes. The market risk sensitivity analysis above does not fully reflect the potential net market risk exposure, because other market risk exposures may exist in other transactions.

                           PART II. OTHER INFORMATION

                                  BONTEX, INC.
                                    FORM 10-Q
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on November 2, 2000. The matter voted upon at the meeting was as follows:

               The election of James C. Kostelni, Robert J. Weeks, Hadelin H. Mothet and William B. D'Surney as Class A directors, to serve until the 2003 Annual Meeting.

         All nominees for director named above were elected.


         Election of Directors

                                    AUTHORITY
                                       FOR                    WITHHELD

         James C. Kostelni          1,445,434                   3,459

         Robert J. Weeks            1,445,434                   3,459

         Hadelin H. Mothet          1,445,434                   3,459

         William B. D'Surney        1,445,434                   3,459


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None.

         (b)      Reports on Form 8-K:

                  A Form 8-K dated December 29, 2000, reporting under Items 2 and 7 thereof the sale of property in Newark, New Jersey, was filed on January 9, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BONTEX, INC.
                                  (Registrant)

    February 13, 2001             /s/James C. Kostelni
--------------------------        -----------------------------------------
         (Date)                      James C. Kostelni
                                     Chairman of the Board and President

     February 13, 2001            /s/Charles W. J. Kostelni
--------------------------        ---------------------------------------
         (Date)                      Charles W. J. Kostelni
                                     Corporate Controller and Secretary