Form 10-Q
period 2001-03-31
BONTEX INC
filed 2001-05-15
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2001
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


           Class                               Outstanding at May 10, 2001
 Common Stock - $.10 par value                           1,572,824

                                  BONTEX, INC.
                                    FORM 10-Q
                        NINE MONTHS ENDED MARCH 31, 2001


                                      INDEX



PART I.           FINANCIAL INFORMATION                                 Page No.

         Item 1.  Financial Statements

         CONDENSED CONSOLIDATED BALANCE SHEETS
         March 31, 2001 and June 30, 2000......................................3

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) AND CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         Nine Months and Three Months Ended March  31, 2001 and 2000...........4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Nine Months Ended March 31, 2001 and 2000.............................5

         CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......6-7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................8-10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..11


PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................12

         Item 5.  Other Information...........................................12

         Item 6.  Exhibits and Reports on Form 8-K............................12



                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          BONTEX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                March 31,           June 30,
                                                                                  2001                2000
                                                                               (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                                   $            413     $          457
Trade accounts receivable, less allowance for doubtful
   Accounts of $131 ($170 at June '00)                                                11,049             12,187
Other receivables                                                                        433                378
Inventories                                                                            5,884              5,465
Deferred income taxes                                                                    142                135
Income taxes refundable                                                                    5                 49
Other current assets                                                                     253                120
                                                                           -----------------   ----------------
         TOTAL CURRENT ASSETS                                                         18,179             18,791
                                                                           -----------------   ----------------
Property, plant and equipment:
Land and land improvements                                                               282                350
Buildings and building improvements                                                    5,340              5,525
Machinery, furniture and equipment                                                    17,820             17,797
Construction in progress                                                                 328                526
                                                                           -----------------   ----------------
Less accumulated depreciation and amortization                                        13,918             13,491
                                                                           -----------------   ----------------
   Net property, plant and equipment                                                   9,852             10,707

Deferred income taxes                                                                    888                736
Other assets, net                                                                        561                651
                                                                           -----------------   ----------------
         TOTAL ASSETS                                                       $         29,480     $       30,885
                                                                           =================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                    $          8,511     $        8,251
   Long-term debt due currently                                                        1,172                626
   Accounts payable                                                                    7,434              7,756
   Accrued expenses                                                                    1,746              1,902
   Income taxes payable                                                                  475                594
                                                                           -----------------   ----------------
         TOTAL CURRENT LIABILITIES                                                    19,338             19,129

Long-term debt, less current portion                                                   1,231              2,327
Deferred income taxes                                                                     38                 42
Other long-term liabilities                                                              509                439
                                                                           -----------------   ----------------
         TOTAL LIABILITIES                                                            21,116             21,937
                                                                           -----------------   ----------------

Stockholders' equity:
Preferred stock of no par value.  Authorized 10,000,000
   shares; none issued                                                                     -                  -
Common stock of $.10 par value.  Authorized 10,000,000 shares;
   issued and outstanding 1,572,824 shares                                               157                157
Additional capital                                                                     1,551              1,551
Retained earnings                                                                      7,174              7,461
Accumulated other comprehensive income(loss)                                            (518)              (221)
                                                                           -----------------   ----------------
         TOTAL STOCKHOLDERS' EQUITY                                                    8,364              8,948
                                                                           -----------------   ----------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $         29,480     $       30,885
                                                                           =================   ================

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
                                   (UNAUDITED)


                                                              Nine Months Ended              Three Months Ended
                                                                   March 31,                      March 31,
                                                             2001            2000           2001            2000

Net Sales                                                $     31,472    $    28,479    $    11,576     $    10,466
Cost of Sales                                                  24,158         20,921          8,917           7,506
                                                           ----------    -----------    -----------     -----------

         Gross Profit                                           7,314          7,558          2,659           2,960

Selling, General and Administrative Expenses                    7,849          7,676          2,761           2,636
                                                           ----------    -----------    -----------     -----------

         Operating Income (Loss)                                 (535)          (118)          (102)            324
                                                           ----------    -----------    -----------     -----------

Other (Income) Expense:
   Interest expense                                               657            594            220             206
   Interest income                                                 (7)             -             (1)              -
   Foreign currency exchange (gain) loss                           21            (33)            25             (12)
   Other, net                                                    (795)            64              1              23
                                                           ----------    -----------    -----------     -----------
Total Other (Income)Expense, Net                                 (124)           625            245             217
                                                           ----------    -----------    -----------     -----------

Income (Loss) Before Income Taxes                                (411)          (743)          (347)            107
Income Tax Expense (Benefit)                                     (124)          (112)          (114)             88
                                                           ----------    -----------    -----------     -----------

Net income (loss)                                                (287)          (631)          (233)             19

Other Comprehensive Loss
   Foreign currency translation adjustment                       (297)          (308)          (191)           (198)
                                                           ----------    -----------    -----------     -----------

Comprehensive Loss                                       $       (584)   $      (939)   $      (424)     $     (179)
                                                           ==========    ===========    ===========     ===========

Net income (loss) per share                              $       (.18)   $      (.40)   $      (.15)     $      .01
                                                           ==========    ===========    ===========     ===========

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY:

Stockholders' Equity beginning balance                   $      8,948    $     9,893    $     8,788     $     9,133

   Net income (loss)                                             (287)          (631)          (233)             19
   Other comprehensive loss
     Foreign currency translation adjustment                     (297)          (308)          (191)           (198)
                                                           ----------    -----------    -----------     -----------

Stockholders' Equity, ending balance                     $      8,364    $     8,954    $     8,364     $     8,954
                                                           ==========    ===========    ===========     ===========


See accompanying condensed notes to unaudited condensed consolidated financial statements.


                                  BONTEX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           Nine Months Ended
                                                                                               March 31,
                                                                                       2001                2000

Cash Flows from Operating Activities:
   Cash received from customers                                                    $    31,981         $    28,499
   Cash paid to suppliers and employees                                                (31,816)            (26,844)
   Interest received                                                                         6                   4
   Interest paid                                                                          (696)               (583)
   Income taxes paid, net of refunds                                                       (75)                 (3)
                                                                             -----------------    ----------------
           Net cash provided by (used in) operating activities                            (600)              1,073
                                                                             -----------------    ----------------

Cash Flows from Investing Activities:
   Proceeds from sale of property, plant and equipment                                     863                   -
   Acquisition of property, plant and equipment                                           (524)               (599)
                                                                             -----------------    ----------------
           Net cash provided by (used in) investing activities                             339                (599)
                                                                             -----------------    ----------------

Cash Flows from Financing Activities:
   Increase (decrease) in short-term borrowings, net                                       665                (520)
   Long-term debt incurred                                                                  49                 547
   Principal payments on long-term debt                                                   (483)               (600)
                                                                             -----------------    ----------------
           Net cash provided by (used in) financing activities                             231                (573)
                                                                             -----------------    ----------------

Effect of Exchange Rate Changes on Cash                                                    (14)                 (7)
                                                                             -----------------    ----------------
Net Decrease in Cash and Cash Equivalents                                                  (44)               (106)
Cash and Cash Equivalents at Beginning of Period                                           457                 336
                                                                             -----------------    ----------------
Cash and Cash Equivalents at End of Period                                         $       413         $       230
                                                                             =================    ================

Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in)
Operating Activities:
     Net loss                                                                      $      (287)        $      (631)
     Adjustments to reconcile net loss to net cash provided by (used in)
       Operating activities:
       Depreciation and amortization                                                       982               1,002
       Gain on sale of property, plant and equipment                                      (803)                  -
       Provision for bad debts                                                              32                 135
       Deferred income taxes                                                              (163)               (201)
       Change in assets and liabilities:
         (Increase) decrease in trade accounts and other receivables                       381                (199)
         (Increase) decrease in inventories                                               (751)                429
         Increase in other assets                                                         (100)               (265)
         Increase (decrease) in accounts payable and accrued expenses                       86                 612
         Increase (decrease) in income taxes                                              (101)                 82
         Increase in other liabilities                                                     124                 109
                                                                             -----------------    ----------------
                  Net cash provided by (used in) operating activities              $      (600)       $      1,073
                                                                             =================    ================

See accompanying condensed notes to unaudited condensed consolidated financial statements.

                          BONTEX, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND JUNE 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

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

2. The last in, first out (LIFO) method of inventory pricing is used by the Company in the United States. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first- out (FIFO) and weighted average bases. Inventories are summarized as follows:


                                                                     March 31,              June 30,
                                                                        2001                  2000
                                                                          (Dollars in Thousands)

     Finished goods                                                $       4,342        $        3,849
     Raw Materials                                                         1,246                 1,222
     Supplies                                                                666                   708
                                                                     -----------          ------------
     Inventories at FIFO and weighted average cost                         6,254                 5,779
     LIFO reserves                                                           370                   314
                                                                     -----------          ------------
                                                                   $       5,884        $        5,465
                                                                     ===========          ============


3. Business segment information related to the North American and European operations follows:


                                                     North
                                                   American         European
                                                  Operations       Operations     Eliminations     Consolidated

Nine Months Ended March 31, 2001

Net Sales                                       $       12,635   $      19,140  $         (303)    $       31,472

Net Income (Loss)                                         (307)             20               -               (287)



Nine Months Ended March 31, 2000

Net Sales                                       $       12,210   $      16,503  $         (234)    $       28,479

Net Loss                                                  (442)           (189)              -               (631)


4. Net loss per share has been computed on the basis of the weighted average number of common shares outstanding during each period (1,572,824 shares). Diluted earnings per share is not presented because the effect of stock options is anti-dilutive.

5. During fiscal year 2000, the Ministere Des Finances, the Belgian tax authority, completed an examination of Bontex S.A.'s, the Company's Belgian subsidiary, tax returns for 1997, 1998 and 1999 and extended the tax examination to 1995 and 1996 based on certain items. Bontex S.A. has received notices of proposed tax adjustments to these tax returns. The proposed tax adjustments arise from items which are considered disallowed expenses by tax authorities, including commissions paid to certain distributors and clients, certain travel expenses and various smaller items including allowances for doubtful receivables and certain insurance premiums. The proposed tax adjustments by the Belgian authorities approximate $820,000. The Company believes, based in part on written opinion of external counsel, it has meritorious legal defenses to many of the claims and the Company intends to defend such claims. The Company has responded to the Belgian tax authority with a Memorandum. The Belgian tax authority has acknowledged receipt of this Memorandum and has stated that it will reply to same within six months of its receipt. The Belgian tax authority also stated that the Company would have an additional three months to respond to this reply by the Belgian tax authority. The Company's best estimate of the most likely amount payable for the foregoing tax matters is $239,000, and accordingly, a provision for this amount was accrued at June 30, 2000.

6. Included in other income for the nine months ended March 31, 2001, is a gain of $803,000 from the sale of Bontex Inc.'s warehouse facility in Newark, New Jersey. The New Jersey Institute of Technology purchased the facility for $863,000. The Company's net book value in the property was approximately $60,000. The entire proceeds were applied to the payment of short-term debt.

                                  BONTEX, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
              FOR THE NINE MONTHS AND QUARTER ENDED MARCH 31, 2001
                                   (UNAUDITED)


Except for historical data set forth herein, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, for example, statements about future results of operations or market conditions and involve risks, uncertainties and assumptions. Actual results may differ materially from these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, excessive worldwide footwear inventories, a shrinking U.S. domestic market for Bontex products, decreased sales to key customers, increased foreign competition, the substitution by key customers of lower-margin products for higher-margin products, increased competition from non-woven materials, the reduction of prices by competitors, the increase in the relative prices of Bontex's products due to foreign currency devaluations, increased pulp and latex prices, capital illiquidity, unexpected foreign tax liabilities, decreases in the Company's borrowing base, an inability to obtain additional sources of financing and any default under existing loan covenants.


RESULTS OF OPERATIONS

The results of operations for the nine months ended March 31, 2001, reflect an increase in operating losses as compared to the same period last year. During the nine months ended March 31, 2001, the Company generated a consolidated operating loss of $535,000 and a net loss of $287,000 or $.18 per share as compared to a consolidated operating loss of $118,000 and a net loss of $631,000 or $.40 per share for the corresponding prior year period. Consolidated net sales increased $3.0 million or 10.5 percent to $31.5 million for the nine months ended March 31, 2001. The Company's improved sales are a result of the Company's efforts to promote additional elastomeric cellulose and nonwoven insole footwear products, particularly in Asia. If foreign currency exchange rates had remained unchanged from the corresponding period last year, net sales would have been almost $34.0 million, or an increase of 19.4 percent or approximately $5.5 million for the nine months ended March 31, 2001.

The decrease in net loss for the nine months ended March 31, 2001 can be attributed to a non-recurring gain of $803,000 from the sale of property during the second quarter. Net loss for the nine months ended March 31, 2001, excluding the effect of this non-recurring item would have been a net loss of $882,000.

During the third quarter, consolidated net sales increased $1.1 million or 10.6 percent to $11.6 million. Sales increases were mainly the result of marketing efforts with certain customers, as well as increases in sales to Asian and other markets. During the three months ended March 31, 2001, consolidated operating loss was $102,000 as compared to operating income of $324,000 for the same period last year. The deterioration in operating results reflects increased raw material costs and competitive selling prices.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the nine months ended March 31, 2001, decreased from 26.5 to 23.2 percent compared to the same period last year. This decrease in profit margins is primarily attributable to competitive pricing pressures and higher raw material costs.

Relative to the prior year, the market price of pulp has increased over the past twelve months and may continue to increase during 2001. The Company has delayed the impact of certain of the pulp cost increases by entering in May 2001 into agreements with a supplier for purchasing pulp. These agreements went into effect retroactively as of January 1, 2001, and run through June 30, 2006. These agreements allow the Company to purchase a significant amount of the pulp used in the Company's manufacturing process at prices based on the PIX Pulp

Benchmark index. Additionally, management has announced a price increase for its finished products that is expected to be fully implemented during calendar year 2001. It is difficult to predict future raw material costs and future selling prices, and there can be no assurance that raw material prices will not have an adverse impact on the Company's operations or competitive position.

Compared to the same nine month period as last year, Selling, General & Administrative (SG&A) expenses increased $173,000 or 2.3 percent but, as a percent of net sales, SG&A costs decreased from 27.0 percent to 24.9 percent. The decrease in SG&A costs as a percentage of sales is mainly due to sales increasing at a higher rate than costs, reflecting the benefits from Company's marketing efforts, and cost control measures.

Interest expense increased $63,000 for the nine months ended March 31, 2001, as compared to the same period last year due to increased short-term borrowings. The increase in short-term borrowings reflects the financing of higher inventories and the decrease in payables.

Included in other income is a gain of $803,000 from the sale of Bontex Inc.'s warehouse facility in Newark, New Jersey. The New Jersey Institute of Technology purchased the facility for $863,000. The Company's net book value in property was approximately $60,000.

Other comprehensive loss, foreign currency translation adjustment, totaled $297,000 for the nine months ended March 31, 2001, and is primarily the result of the decrease in Euro verses the US Dollar since June 30, 2000.


FINANCIAL CONDITION

Consolidated stockholders' equity decreased $584,000 from June 30, 2000, and totaled $8.4 million at the end of March 2001. Financial ratios at March 31, 2001, generally decreased from June 30, 2000, because of the negative operating results. The fluctuation in foreign currency exchange rates resulted in a translation decrease of $1.5 million in consolidated total assets as compared to June 30, 2000.

Trade accounts receivable decreased by $1.1 million to $11.0 million from June 30, 2000, primarily due to fluctuations in foreign currency exchange rates and normal seasonality factors. The increase in trade accounts receivable from March 31, 2000 to March 31, 2001 was only $77,000.

The $419,000 increase in inventories to $5.9 million mainly corresponds to an increase in finished goods at the Company's Bontex Mexico and Bontex Hong Kong subsidiaries to support higher sales volume.

Other current assets increased $133,000 to $253,000 from June 30, 2000, primarily due to normal prepaid expenses for insurance. The decrease in other current assets from March 31, 2000 to March 31, 2001 was only $12,000.

Net property, plant and equipment (PP&E) decreased from $10.7 million to $9.9 million from June 30, 2000, primarily due to normal depreciation and amortization.

During fiscal year 2000, the Belgian tax authority completed an examination of the tax returns for Bontex S.A., the Company's Belgian subsidiary, for 1997, 1998 and 1999 and extended the tax examination to 1995 and 1996 based on certain items. The examination file has not yet been closed, and the Company's best estimate of the most likely amount payable for the foregoing tax matters is $239,000, and, accordingly, a provision for this amount had been accrued at June 30, 2000. The Company's actual liability pursuant to the foregoing examination may exceed $239,000 and such excess liability could adversely affect the Company's financial condition, liquidity and/or results of operations in any particular period. For further information concerning this tax examination, please refer to Item 1. Legal Proceedings in Part II below.

Accounts payable, accrued expenses and short-term borrowings decreased $218,000, primarily due to a decrease in trade accounts receivable partially offset by an increase in inventories.

Cash received from customers for the nine months ended March 31, 2001, increased over the corresponding prior year period due to increased sales activity and reduction of trade accounts receivable. This higher cash received, however, was more than offset by the increase in cash paid to suppliers and employees, which increased for the current period over last year's corresponding period because of the higher inventory levels, increased costs for raw material, utilities and other goods and services. The net result of the above items was a negative cash flow from operations for the current period.

As of March 31, 2001, Bontex USA was not in compliance with an adjusted tangible net worth covenant of its secured debt agreement, under which certain current and noncurrent assets were pledged as collateral. As a result, the lender may, among other things, foreclose on the collateral, accelerate the maturity of the indebtedness, and/or refuse to make any future loans under the agreement. Accordingly, Bontex has classified $567,000 of long-term debt as current as of March 31, 2001. The Company is negotiating with its lender for an amendment to the secured debt agreement and waiver of the non-compliance with the covenant. There can be no assurance that the Company will be able to obtain such an amendment or waiver. If Bontex is unable to obtain such an amendment and/or waiver or otherwise cannot comply with the covenants of its secured debt agreement, the Company might have difficulty in obtaining funds to meet operating and capital requirements, which could cause a material adverse impact on its financial condition, liquidity, and/or results of operations.


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


RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was effective for periods beginning after June 15, 2000. This statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. At March 31, 2001, the Company did not have any derivative or hedging instruments. Because the

Company has used in the past and may continue in the future the use of derivative instruments and hedging activities this statement could have an impact on the Company's future financial statements.

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

Financial Instruments held for other than trading purposes at March 31, 2001 (dollars in thousands):


EXPECTED MATURITY DATE
----------------------



                                                                                       There-                Estimated
                               2001      2002        2003       2004         2005      after      Total      Fair Value
LIABILITIES
Long-term debt
    Fixed Rate                 $ 116      $ 440      $ 440       $ 426        $ 214       -     $ 1,636       $ 1,423
    Average interest rate       4.97%      4.97%      4.97%       4.97%        5.27%      -        5.02%
    Rate

    Variable Rate               $ 50      $ 200      $ 200       $ 200        $ 117       -     $   767      $    767
    Average Interest Rate       10.5%      10.5%      10.5%       10.5%        10.5%      -        10.5%



Approximately $9.3 million of variable rate debt is not covered by interest rate swaps and is subject to the risk of interest rate changes. The market risk sensitivity analysis above does not fully reflect the potential net market risk exposure, because other market risk exposures may exist in other transactions.

                           PART II. OTHER INFORMATION

                                  BONTEX, INC.
                                    FORM 10-Q
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001

ITEM 1.        LEGAL PROCEEDINGS

During fiscal year 2000, the Ministere Des Finances, the Belgian tax authority, completed an examination of Bontex S.A.'s, the Company's Belgian subsidiary, tax returns for 1997, 1998 and 1999 and extended the tax examination to 1995 and 1996 based on certain items. Bontex S.A. has received notices of proposed tax adjustments to these tax returns. The proposed tax adjustments arise from items which are considered disallowed expenses by tax authorities, including commissions paid to certain distributors and clients, certain travel expenses and various smaller items including allowances for doubtful receivables and certain insurance premiums. The proposed tax adjustments by the Belgian authorities approximate $820,000, plus accrued interest. The Company believes, based in part on written opinion of external counsel, it has meritorious legal defenses to many of the claims and the Company intends to defend such claims. The Company has responded to the Belgian tax authority with a Memorandum. The Belgian tax authority has acknowledged receipt of this Memorandum and has stated that it will reply to same within six months of its receipt. The Belgian tax authority also stated that the Company would have an additional three months to respond to this reply by the Belgian tax authority. The Company's best estimate of the most likely amount payable for the foregoing tax matters is $239,000, and accordingly, a provision for this amount was accrued at June 30, 2000. The Company's actual liability pursuant to the foregoing examination may exceed $239,000, and such excess liability could adversely affect the Company's financial condition, liquidity and/or results of operations in any particular period.


ITEM 5.        OTHER INFORMATION

Bontex USA received a renewal of its 5-year wastewater discharge permit on April 2, 2001. The new permit allows for an averaging of discharge limits that were previously point limits. In addition, the zinc limit was removed from the permit by the regulatory authorities as zinc was deemed not to be a component significantly contributing to wastewater impact. The new permit will require the Company to expand its wastewater treatment facility to increase the capacity of its equalization tank. The Company expects to start the expansion this Summer and complete it by the end of the calendar year. Prior to receiving the new permit, the Company had received a Notice of Violation from the Virginia Department of Environmental Quality (DEQ) dated March 14, 2001 regarding its discharge of wastewater. In general, DEQ stated in the Notice of Violation that it had reason to believe that the Company's plant in Buena Vista, Virginia, may be out of compliance with wastewater discharge limitations. The Company expects that this Notice of Violation will result in a consent agreement with DEQ but will not result in monetary damages that would have a material adverse effect on the Company's financial condition, liquidity or results of operations.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits:

                        None

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

    May 15, 2001                  /s/James C. Kostelni
--------------------------        -----------------------------------------
         (Date)                      James C. Kostelni
                                     Chairman of the Board
                                     and President

     May 15, 2001                 /s/Charles W. J. Kostelni
--------------------------        ---------------------------------------
         (Date)                      Charles W. J. Kostelni
                                     Corporate Controller
                                     and Secretary