Form 10-K405
period 2001-06-30
BONTEX INC
filed 2001-09-28
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year                                            Commission File
ended June 30, 2001                                             Number 0-5200

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

Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months with the Commission, and (2) has been subject to the filing requirements for at least the past 90 days: ( x ) Yes ( ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

Aggregated market value of the voting stock held by non-affiliates of the
Registrant: $1.3 million at August 30, 2001

On August 30, 2001, the Registrant had 1,572,824 shares of $.10 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Registrant's Annual Report to Stockholders for fiscal year ended June 30, 2001 (the "Annual Report") are incorporated by reference into Parts I and II hereof.

(2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS


                                     PART I

ITEM                                                                       PAGE

1.       Business............................................................3
2.       Properties..........................................................9
3.       Legal Proceedings...................................................9
4.       Submission of Matters to a Vote of Security Holders.................10


                                     PART II


5.       Market for the Registrant's Common Equity and Related Stockholder
           Matters...........................................................11
6.       Selected Financial Data.............................................11
7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................12
7A.      Quantitative and Qualitative Disclosures About Market Risk..........12
8.       Financial Statements and Supplementary Data.........................12
9.       Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................12


                                    PART III


10.      Directors and Executive Officers of the Registrant..................12
11.      Executive Compensation..............................................13
12.      Security Ownership of Certain Beneficial Owners and Management......13
13.      Certain Relationships and Related Transactions......................13


                                     PART IV


14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.....13

                                     PART I


ITEM 1.           BUSINESS

         On January 2, 1997, the Company completed a plan which changed, among several items, its name to Bontex, Inc. from Georgia Bonded Fibers, Inc. For further information, see General Business below.

         The Company's consolidated financial statements and notes to the consolidated financial statements should be read as an integral part of this discussion. Except for historical data set forth herein, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, without limitation, statements about financing plans, cash flows, availability of capital, growth opportunities, benefits from new technologies, financial condition, capital expenditures, future results of operations or market conditions and involve certain risks, uncertainties and assumptions. The words "estimate," "project," "intend," "expect," "believe," and similar expressions are intended to identify forward-looking statements. These and other forward-looking statements are found at various places throughout this report, and you are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements should, therefore, be considered in light of various relevant factors. Actual results may differ materially from these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, excessive worldwide footwear inventories, a shrinking U.S. domestic market for Bontex products, decreased sales to key customers, increased competition from non-woven materials, the reduction of prices by competitors, the increase in the relative price of Bontex's products due to foreign currency devaluations, increased pulp and latex prices, capital illiquidity, unexpected foreign tax liabilities, the impact of any unusual items resulting from ongoing evaluations of the Company's business strategies, decreases in the Company's borrowing base, trading of Bontex common stock at a level where closing bid prices are too low to remain listed on the Nasdaq SmallCap Market, increased funding requirements for the Company's pension plan, inability to recover deferred tax assets, an inability by Bontex to renew its current credit facilities or obtain alternative financing, a market shift in demand from higher-quality products to more economical grade products with lower profit margins, higher energy prices, and increased costs of complying with environmental laws, and the impact of changes in political, economic or other factors, legal and regulatory changes or other external factors over which the Company has no control.

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

         On January 2, 1997, the Company received the final state regulatory approvals of its proposal, which was adopted by the Company's stockholders at the Annual Meeting of Stockholders held on November 7, 1996, to change the state of incorporation of the Company to Virginia and effect Amended and Restated Articles of Incorporation. As a result of the restructuring, the Company was reincorporated as a Virginia corporation, with its principal place of business at One Bontex Drive, Buena Vista, Virginia 24416-1500, and the name of the Company was changed to "Bontex, Inc." The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol "BOTX." The restructuring did not result in any material change in the business, management, assets, liabilities, or net worth of the Company. For further information, refer to Report on Form 8-K, Reorganization of

Georgia Bonded Fibers, Inc., dated January 2, 1997, and Proxy Statement for meeting of Annual Meeting of Stockholders held on November 7, 1996.

         Competitive pricing pressures have had a large negative impact on the Company's sales and profitability as noted in Management's Discussion and Analysis incorporated by reference in Part II, Item 7 of this report. Sales have also been negatively affected by, among other things, the shift in domestic footwear production primarily to Asia. Nonwoven materials, however, continue to erode sales of cellulose based products, particularly with athletic footwear. Bontex is placing greater emphasis on the marketing of nonwoven products, and working to develop new domestic and export markets for impregnated cellulose products in an effort to increase sales. Management also recognizes the need to further diversify it's product line and Bontex has embarked on an aggressive plan to accomplish this in the near term.

ORGANIZATION

         The Company maintains corporate headquarters, manufacturing, converting, sales office, and a warehouse facility in Buena Vista, Virginia; a wholly-owned manufacturing subsidiary, Bontex S.A. in Stembert, Belgium; a wholly-owned distribution and converting subsidiary, Bontex Italia S.r.l. in Villafranca, Verona, Italy; a wholly- owned distribution subsidiary, Bontex de Mexico, S.A. de C.V. in Leon, Mexico; Bontex Vietnam (Representative office); and a majority owned distribution subsidiary, Bontex Hong Kong Limited in Hong Kong. See the discussion under "Item 2. Properties" below. The Company utilizes a wholly-owned foreign sales corporation (FSC) organized and existing under the laws of the Virgin Islands to facilitate export sales. The U.S. government is working with the World Trade Organization and European Community regarding the application of foreign sales corporations, and at a later date, the Company may have to change its tax strategies for export sales. The situation with our FSC is not expected to have significant impact on the Company's operations. Additionally, Bontex maintains a network of liaison offices, Bontex Korea, Bontex Taiwan, Bontex China, Bontex Indonesia, Bontex Philippines, and Bontex Australia to service Asian markets.

         The Company currently employs 81 full-time and 2 part-time employees in Buena Vista, Virginia; 76 full- time and 2 part-time employees in Belgium; 12 full-time and 1 part-time employee in Italy; 3 full-time and 1 part- time employees in Mexico and 2 full-time employees in Hong Kong. Revenue per employee was approximately $237,000 and $220,000 in fiscal years 2001 and 2000, respectively.

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

         Bontex USA manufactures uncoated and coated BONTEX fiberboard products; breathable (moisture vapor transmission) cushion foams, that are marketed under trademarks BON-FOAM, MAXXON and SURE-FOAM, and are sold in a variety of grades for use as shock absorbing insole material; BONTEX 200 RECYCLED and BONTEX 300 RECYCLED, which are produced from 100 percent recovered paper with a minimum 80 percent "post-consumer waste" for use in footwear, visorboard in headwear, a backing substrate, stiffener pieces and laminating base; BON-PEL, a hybrid nonwoven substrate, which is exceptionally strong and flexible; BONTEX 48 MA, an uncoated visorboard for use in military headwear, which has been approved by NATICK military laboratory. Bontex USA also combines certain products, such as foams, fabrics, and vinyls, with BONTEX fiberboard. Additionally, Bontex USA is the exclusive distributor globally to the footwear industry of an expanded polyurethane material manufactured by Aero E.A.R. Specialty Composites, under the trademarks MAXXON LS and CONFOR. MAXXON LS and CONFOR have moisture vapor transmission characteristics and are used for sock-linings and cushion insoles in various types of footwear. CONFOR is a trademark of E.A.R. Specialty Composites. Bontex also markets a range of nonwoven products under the name Bon-stitch. During 1999 and 2000, Bontex introduced a broad range of footwear materials, including Bontex 90 Insole Seatboard, economical insole products, and Bon-Stitch linings and Bon-Stitch next generation nonwoven insoles. Sales of these new products showed promise, and the Company plans to introduce additional new products.

         Bontex S.A., Stembert, Belgium, manufactures uncoated BONTEX products. Bontex Italia, S.r.l. is a distribution company and operates converting equipment primarily servicing the Italian market.

         The Company's research efforts are directed primarily toward developing new products and processing techniques, and improving product performance, often in close association with customers. The Company customizes many composite products with BONTEX fiberboard, foam and nonwoven products. These products have increased sales of combination packages, primarily designed to take advantage of the current increased emphasis on comfort in footwear products.

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

COMPETITION

         The industry in which the Company operates is highly competitive. Participants in the industry compete through quality and price, including the ability to control costs, risk management, innovation, delivery and customer service. Presently, it is management's opinion that the Company offers superior product quality and customer service in major markets globally. Globally, there is one other primary competitor, but regionally, there are more than twenty five cellulose insole manufacturers with which Bontex competes. In the United States, there is one other manufacturer of BONTEX type material. There are, however, other materials which may be substituted for the same applications. The Company estimates that during fiscal year 2001, its products were in approximately 45 percent of non-rubber footwear manufactured in the United States. This estimate is based on Footwear Industries of America (FIA) data as to total sales.

         There are manufacturers who purchase BONTEX type materials for coating, laminating, and converting into innersoles for footwear, visors for headwear, and dielectric sealing base in automotive door panels. There is more competition in these segments, and no comparative market statistics are available.

         In Europe, there are six major manufacturers of material similar to BONTEX. These competitors are located in Germany, Italy, Finland, Slovenia, and the former USSR. The Company estimates that it sells approximately 40 percent of the BONTEX type materials sold in the European Union. These estimates are based on SATRA Common Market statistics as to total sales, and other generally available industry information.

         There are a number of manufacturers of elastomeric fiberboard materials in Asia; however, there are an estimated fourteen competitors operating in the Peoples Republic of China, which negatively impacts selling prices. There are duties, currency, employment and environmental regulations that adversely impact the Company's sales position. For example, many Asian suppliers do not have to maintain as high environmental and employment regulations as Bontex in USA and employment in Belgium.

         As there are many customers globally who purchase BONTEX and convert it into innersoles and other application components, the actual total worldwide market penetration is difficult to estimate. However, Bontex has a strong market position globally as supported by Bontex supplying most of the world's leading branded footwear.

TRADEMARKS

         Bontex utilizes trademarks on nearly all of its products, and believes having such distinctive trademarks that are readily identifiable is an important factor in creating and maintaining a market for its goods and services. This further serves to identify the Company and distinguish its goods from goods of others. The Company considers its BONTEX trademark and other trademarks to be among its most valuable assets, and has registered its trademarks in over 70 countries. Bontex continues to vigorously protect its trademarks against infringement. The Company's operations are not dependent to any significant extent upon any single or related group of patents, licenses or concessions.

PRODUCTION AND SALES

         Refer to Note 3 of Notes to the Consolidated Financial Statements in the Company's Annual Report wherein information is provided regarding foreign and domestic operations and export sales for the last three fiscal years. Such information is incorporated in Part II, Item 8 of this report by reference.

         Historically, Bontex has had a significant global presence, and one of its major strategic objectives is to continue to expand this presence. The Company's sales are diversified with one of the largest customer bases in the industry we serve, as well as numerous geographic regions. Asia, where an estimated 70 percent of global shoe production occurs, is the largest market for Bontex products. The Company offers a wide range of elastomeric products for use in a variety of applications. However, the majority of the Company's sales are to the footwear industry. The Company intends to continue its strategy of developing and broadening non-footwear sales.

         Credit terms offered by the Company to meet competition have been longer than terms normally available to the Company from its vendors. Some seasonality exists in that the second half of each fiscal year is usually more productive and consequently more profitable than the first half. This seasonality is largely because of customers' buying cycles with scheduled vacations, shutdowns and holidays, which normally occur during the first half of each fiscal year. Substantially all export sales are denominated in US dollars, negotiated letters of credit and sight drafts, and are covered by foreign credit insurance. During the past three years, no single customer accounted for 10 percent or more of the Company's consolidated net sales.

         Foreign operations, principally in Belgium and Italy, constitute a significant portion of the Company's business. Production of BONTEX elastromeric fiberboard products is allocated between the United States and Belgium manufacturing facilities based on such factors as availability of capacity, production efficiencies, logistical considerations, and foreign currency exchange rates. The Company is currently operating at less than full capacity. During the past three fiscal years, approximately 40 percent of total production was manufactured in the United States. The backlog of firm orders in the United States at the end fiscal 2001 was about three weeks production or approximately $950,000 in sales. The current backlog at Bontex USA is approximately two weeks. In Europe, the backlog at the end of fiscal year 2000 was about three weeks production or approximately $1.2 million in sales. The current estimated backlog at Bontex S.A. is approximately two weeks. The Company expects all the orders in the backlog will be manufactured and shipped during the next fiscal year.

         The Company sells most of its products directly to customers through its own sales force and commissioned sales representatives throughout the world. The Company also sells products through distributors and other intermediaries who may convert and resell these products to others. Bontex USA mainly services North and South America, as well as certain Asian markets. Over the past three years, Bontex USA's export sales to markets outside of the United States have increased from approximately 50 to over 70 percent. This primarily reflects the decline of the domestic market and continued emphasis on overseas markets. Bontex USA maintains leased bonded warehouses in Patterson, New Jersey; St. Louis, Missouri; Leon, Mexico; Cambridge, Ontario, Canada; Montreal, Quebec, Canada. The Company established Bontex de Mexico, S.A. de C.V., as a marketing distribution company in Leon, Mexico to directly facilitate sales in Mexico.

         Bontex S.A. markets its products through its own sales force, distributors and sales representatives in most countries in Europe, Central and Eastern Europe, Africa, the Middle East, as well as certain Asian markets. The Company's wholly-owned subsidiary, Bontex Italia S.r.l., services the Italian market directly and through localized converters and commissioned representatives.

         Over the past several years, sales of Bontex cellulose insole products, particularly to the athletic segment, have also declined because of the trend of increased usage of nonwoven insole materials, an alternative material and construction to cellulose board lasted construction. Nonwoven insole materials are used mainly in force last or strobel-stitch applications, whereas Bontex cellulose products are mainly used in cement or board lasted construction. The overall volume of nonwoven strobel constructed footwear has leveled off, and management believes board lasted footwear remains the predominant insole material and construction worldwide. As part of the Company's sales initiatives, Bontex has recently introduced a range of new nonwoven insole materials and linings, marketed under the Bontex trade name, Bon-Stitch, which are sourced from other manufacturers to further expand the Company's product base.

         The Company maintains six Bontex liaison offices in select Asian markets, a network of sales representatives in various countries where BONTEX is marketed, as well as leased bonded warehouses in Korea, Vietnam, Taiwan, and the Peoples Republic of China. For certain of its foreign markets, the Company uses individual distributors. One distributor represented approximately 25 percent of the Company's net consolidated sales. The Company believes that it is well positioned to replace any of these distributors without materially impacting the Company's marketing or financial operations. The Bontex liaison office in Australia continues to perform the coordination of Asian operations covering, among other countries, Japan, Korea, Taiwan, Hong Kong, Philippines, Indonesia, New Zealand, Australia, Singapore and Malaysia. The Company has established a sales subsidiary, Bontex Hong Kong Limited, in Hong Kong, to replace a distributor for Hong Kong and the PRC New Territories. In Vietnam, the Company has established a new sales representative office to directly service and facilitate sales in the Vietnam market.

MATERIALS AND SUPPLIES

         The Company purchases a broad range of raw materials sourced throughout the world in connection with its manufacturing activities. More than one supplier is available for all major raw materials. Bontex S.A. appears to have available and receives adequate quantities of water and steam for processing in Belgium. However, Bontex S.A. in Belgium is exploring their option to generate their own steam, and Bontex S.A. may some day build a steam facility. The manufacturing facility in the United States has an adequate supply of processing water from wells and river sources.

         The Company attempts to minimize the effects of cyclical changes in raw material costs through purchase contracts, forward purchasing and the application of technologies to improve process efficiencies. Principal cost factors include the cost of raw materials, including pulp and latex, two primary raw materials for the Company's products. During fiscal 2001, the Company entered into a number of purchase commitments for certain commodities, including pulp, latex and natural gas, for future manufacturing requirements in an effort to manage the effects of market price fluctuations and to secure adequate raw material supplies. If these purchase commitments for pulp and latex had been in effect during all of 2001, the Company would have had lower raw material prices. However, there is no guarantee that these purchase commitments will result in lower purchase prices for the Company. To the extent that these purchase commitments obligate the Company to purchase pulp or latex at higher than the prevailing market prices, they could result in higher costs. Please refer to Note 7 of the Notes to the Consolidated Financial statements in the Company's Annual Report, wherein information is provided regarding purchase commitments. Management intends to continue to prudently utilize technology to manufacture high quality products while attempting to reduce costs in all areas of operations in an effort to maintain competitive selling prices. There can be no assurance, however, that increased raw material prices will not continue to have an adverse effect on the Company's operations or competitive position in the future.

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

REGULATORY AND ENVIRONMENTAL MATTERS

         As with other related manufacturers, the Company is subject to regulations by various federal, state, foreign and local agencies concerning compliance with environmental control statutes. These regulations impose limitations on the use of chemicals in manufacturing processes and discharge of effluent and emissions into the environment, and establish standards for solid and hazardous waste disposal, treatment, and storage, as well as require the Company to obtain and operate in compliance with the conditions of environmental permits. Except as described below, the Company believes that it is in substantial compliance with such existing domestic and foreign environmental statues and regulations. Failure to comply with applicable environmental control standards could result in interruption or termination of operations or could require additional expenditures at these facilities.

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

         The Company has made and intends to continue to make capital investments, operating expenditures, and production adjustments in connection with compliance with environmental laws and regulations. Because the Company is essentially comprised of two fiberboard plants, Bontex USA and Bontex S.A., water quality discharge remains the primary environmental concern. Both plants are operating new waste water treatment facilities, which, except as described below, the Company believes to be operating within compliance of applicable environmental requirements. Also, the actual costs of future environmental compliance may differ from projected costs due to, among other things, continued emergence of newer environmental laws and regulations and improving efficiencies in environmental control or process technology developments.

         Bontex USA received a renewal of its 5-year wastewater discharge permit on April 2, 2001. The new permit requires the Company to expand its wastewater treatment facility to increase the capacity of its equalization tank. The Company started the expansion this Summer and expects to complete it by the end of the calendar year. Prior to receiving the new permit, the Company had received a Notice of Violation from the Virginia Department of Environmental Quality (DEQ). In general, the DEQ stated in the Notice of Violation that it had reason to believe that the Company's plant in Buena Vista, Virginia, might be out of compliance with whole effluent toxics limits. In addition, the Company has received a Notice of Violation from the DEQ alleging that in June 2001 the Company's plant in Buena Vista, Virginia, discharged wastewater solids in violation of Virginia law and/or the Company's wastewater discharge permit. The Company has submitted detailed information to the DEQ relating to the Notices of Violation. At this stage, it is too early for the Company to make a reasonable estimate of the potential financial impact, if any, of these Notices of Violation.

ITEM 2.           PROPERTIES

         For information about liens and security interests held by banks on the Company's properties, see Note 4 of Notes to Consolidated Financial Statements contained in the Company's Annual Report, incorporated in Part II, Item 8 of this Report by reference.

         The properties of the Company consist primarily of plant and equipment to manufacture and distribute the Company's products. The Company's corporate headquarters, manufacturing and converting facility in Buena Vista, Virginia continues to be modernized, upgraded, and expanded. In Stembert, Belgium, the subsidiary's plant is one of the most modern and highest capacity in the world for producing BONTEX type products, and the Company continues to invest in new equipment to maintain its high capacity and high level of efficiency. Bontex Italia S.r.l. operates from a modern distribution facility with new converting equipment. During fiscal 2001, the Company spent approximately $350,000, $275,000 and $130,000 to refurbish, upgrade and install equipment at Bontex USA, Bontex S.A., and other subsidiaries, respectively.

         During fiscal 2001, the Company sold the Newark, New Jersey office and warehouse facility to the New Jersey Institute of Technology for $863,000. Included in other income is a gain of $803,000 from this sale, as the Company's net book value was approximately $60,000.

         The total cost of capital expenditures, including the capital expenditures planned for environmental regulations at both Bontex USA and Bontex S.A. as discussed in the previous section regarding regulations, is estimated not to exceed $1.5 million for fiscal year 2002. The Company believes that cash generated from operations and credit facilities will be sufficient to meet these capital requirements.

         The Company continues to manage the utilization of its assets in an effort to meet global growth objectives, marketplace forces, productivity and technology changes. The Company considers all its properties well maintained, and adequate for present and future requirements.

ITEM 3.           LEGAL PROCEEDINGS

         During fiscal year 2000, the Ministere Des Finances, the Belgian tax authority, completed an examination of Bontex S.A.'s, the Company's Belgian subsidiary, tax returns for 1997, 1998 and 1999 and extended the tax examination to 1995 and 1996 based on certain items. Bontex S.A. has received notices of proposed tax adjustments to these tax returns. The proposed tax adjustments arise from items which are considered disallowed expenses by tax authorities, including commissions paid to certain distributors and clients, certain travel expenses and various smaller items, including allowances for doubtful receivables and certain insurance premiums. The proposed tax adjustments by the Belgian authorities approximate $820,000. The Company believes, based in part on written opinion of external counsel, it has meritorious legal defenses to many of the claims and the Company intends to defend such claims. The Company's best estimate of the most likely amount payable for the foregoing tax matters is $239,000, and accordingly, a provision for this amount was accrued at June 30, 2000. Similar deductions relating to the year ended June 30, 2000 and 2001 that in light of the current information may be disallowed have been treated as disallowed expenses in the calculation of those year's tax provisions.

         Bontex USA received a renewal of its 5-year wastewater discharge permit on April 2, 2001. The new permit requires the Company to expand its wastewater treatment facility to increase the capacity of its equalization tank. The Company started the expansion this Summer and expects to complete it by the end of the calendar year. Prior to receiving the new permit, the Company had received a Notice of Violation from the DEQ. In general, the DEQ stated in the Notice of Violation that it had reason to believe that the Company's plant in Buena Vista, Virginia, might be out of compliance with whole effluent toxics limits. In addition, the Company has received a Notice of Violation from the DEQ alleging that in June 2001 the Company's plant in Buena Vista, Virginia, discharged wastewater solids in violation of Virginia law and/or the Company's wastewater discharge permit. The

Company has submitted detailed information to the DEQ relating to the Notices of Violation. At this stage, it is too early for the Company to make a reasonable estimate of the potential financial impact, if any, of these Notices of Violation.

         In the normal course of business, the Company is subject to proceedings, lawsuits and other claims that are subject to many uncertainties, for which their outcomes are not predictable with assurance. There are no legal proceedings, lawsuits or other claims pending, other than those described above, against or involving the Company that, in the opinion of management, will have a material adverse impact upon the financial condition of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVES OF THE REGISTRANT:

         The following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement.

         The names, ages and positions of the executives of the Company as of September 26, 2001 are listed below with their business experience with the Company for the past five years. Executive officers are appointed annually by the Board of Directors at the annual meeting of stockholders. There is no agreement or understanding between any executive and any other pursuant to which the executive was selected. Mr. Jeffrey C. Kostelni and Mr. Charles W. J. Kostelni are the sons of Mr. James C. Kostelni.


                                                             POSITION AND BUSINESS
NAME AND AGE                                                 EXPERIENCE FOR PAST FIVE YEARS

James C. Kostelni, 66                                        Chairman of the Board, President, and Chief
                                                             Executive Officer (since 1994), Chief Operating
                                                             Officer (since 1971) of the Company.  Mr. Kostelni
                                                             has a Bachelor of Science Degree in Business
                                                             Administration. Director.

Jeffrey C. Kostelni, 35                                      Senior Vice President (since 1999); Chief Financial
                                                             Officer and Treasurer (since 1994) of the Company;
                                                             General Sales Manager of Bontex S.A., a subsidiary
                                                             of the Company in Belgium (1995-1999).   Mr.
                                                             Kostelni has a Bachelor of Science Degree in
                                                             Accountancy and is a Certified Public Accountant.
                                                             Director.









Charles W. J. Kostelni, 37                                   Senior Vice President (since 1999), General Manager
                                                             (U.S. operations only) (since 1998), Corporate
                                                             Secretary (since 1997), Corporate Controller (since
                                                             1996) of the Company and General Sales Manager of
                                                             Bontex S.A., a subsidiary of the Company in Belgium
                                                             (since 1999).  Prior thereto, Assistant Controller
                                                             (1994-1996) of the Company and Assistant Vice
                                                             President, Union Bank of Switzerland, New York
                                                             (1991-1995).  Mr. Kostelni has a Bachelor of Science
                                                             Degree in Accountancy and is a Certified Public
                                                             Accountant.  Director.

Larry E. Morris, 55                                          Technical Sales Director (since 1998) of the
                                                             Company; prior thereto, Technical Director (1983-
                                                             1998), Sales Director (1993-1998).

Michael  J. Breton, 61                                       Corporate Director of International Operations of the
                                                             Company (since 1993), and General Manager of
                                                             Bontex S.A., a subsidiary of the Company (since
                                                             1987).   Mr. Breton has a Bachelor of Science Degree
                                                             in Paper Technology.

Hadelin Mothet, 57                                           Financial Director and Assistant General Manager
                                                             (since 1985) of Bontex S.A.  Mr. Mothet has a
                                                             Bachelor Degree in Accountancy.  Director.


                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The information set forth under the caption "Common Stock and Dividend Data" on page 4 of the Company's Annual Report is incorporated herein by reference.

         The Company's common stock is listed on the Nasdaq SmallCap Market. In order to maintain its listing on the Nasdaq SmallCap Market, among other things, the Company must maintain a minimum market value of the public float of its common stock of at least $1,000,000. If the closing bid price of the Company's common stock trades at a level below that necessary to maintain this minimum market value of its public float for thirty consecutive business days, the Company's common stock could become subject to delisting from the Nasdaq SmallCap Market. If delisted, trading in the Company's common stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." In the event of delisting, holders of the Company's common stock might find it more difficult to trade their common stock promptly and at reasonable prices or to obtain accurate quotations as to its price. It could also adversely affect the Company's ability to raise additional equity or financing, which in turn could result in a material effect on the Company's business, financial condition, liquidity and/or results of operations.

ITEM 6.           SELECTED FINANCIAL DATA

         The five year data for the fiscal years 2001, 2000, 1999, 1998, and 1997 are included in the "Summary of Selected Ten Year Data" on page 4 of the Company's Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis" on pages 5 through 12 of the Company's Annual Report is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk in "Market Risk and Sensitivity" on pages 11 and 12 of the Company's Annual Report to is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Registrant and the independent auditors' report included on pages 13 through 29 of the Annual Report is incorporated herein by reference.

          1.   Consolidated Statements of Income (Loss) and Comprehensive Income
               (Loss) for the Years Ended June 30, 2001, 2000 and 1999.

          2. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2001, 2000, and 1999.

          3.   Consolidated Balance Sheets as of June 30, 2001 and 2000.

          4. Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000, and 1999.

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information with respect to the executives of the Registrant, see "Executives of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Registrant, see "Election of Directors" at pages 4 through 6 of the Proxy Statement, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" at page 17 of the Proxy Statement, is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information set forth under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance" at pages 9 through 16 of the Proxy Statement is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information pertaining to stockholders beneficially owning more than five percent of the Registrant's common stock and the security ownership of management, which is set forth under the caption "Stockholdings of Certain Owners and Management" on pages 2 through 4 of the Proxy Statement, is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information set forth under the caption "Related Party Transactions" on page 14 of the Proxy Statement is incorporated herein by reference.

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

          2. Financial statement schedules and the location in this Form 10-K are as follows:


SCHEDULE
NUMBER                DESCRIPTION                                       PAGE

(a)                   Independent Auditors' Report
                      on Financial Statement Schedule                    18

(d) II                Valuation and Qualifying Accounts for the
                      years ended June 30, 2001, 2000 and 1999           19

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

           10  (x)             *Amendment to Executive Compensation Agreement between Jeffrey C. Kostelni and
                               Bontex, Inc. dated January 27, 2000.

           10  (xi)            *Amendment to Executive Compensation Agreement between Charles W.J. Kostelni and Bontex, Inc. dated January 27, 2000.







           10  (xii)           *Part-Time Employment Agreement, Settlement Agreement, General Release and Non-
                               Disclosure Agreement between Patricia S. Tischio and Bontex, Inc. dated April 30,
                               2000.

           10  (xiii)          **Pulp Supply Agreement No. 1 dated  March 31, 2001.

           10  (xiv)           **Pulp Supply Agreement No. 2 dated  March 31, 2001.

           10  (xv)            **Pulp Supply Agreement No. 3 dated  March 31, 2001.

           10  (xvi)           Second Amendment to Loan and Security Agreement, dated September 12, 2001, by and between Congress Financial Corporation and Bontex, Inc.

           13                  2001 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

           21                  Subsidiaries of the Company


         *Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).

         **Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.

          (b)  Reports on Form 8-K: Form 8-K dated July 23, 2001 reporting under
               Item 5 thereof the resignation of Ms. Patricia Tischio.

          (c) Exhibits - The response to this section of Item 14 is submitted as a separate section of this report.

          (d) Financial statement schedules required by Regulation S-X are submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on this 26th day of September, 2001.

                                            BONTEX, INC.


                                            by  /s/James C. Kostelni
                                                --------------------------------
                                                Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                            Date

/s/James C. Kostelni                                  September 26, 2001
--------------------------------------                ------------------
James C. Kostelni
Chairman of the Board, President and
Chief Executive Officer
Director

/s/Jeffrey C. Kostelni                                September 26, 2001
---------------------------------------               ------------------
Jeffrey C. Kostelni
Treasurer and
Chief Financial Officer
Director

/s/Charles W. J. Kostelni                             September 26, 2001
------------------------------------                  ------------------
Charles W. J. Kostelni
Corporate Controller and
Corporate Secretary
Director

/s/Hadelin Mothet                                     September 26, 2001
-------------------------------------                 ------------------
Hadelin Mothet
Financial Director
Director

/s/William J. Binnie                                  September 26, 2001
-------------------------------------                 ------------------
William J. Binnie
Director

/s/William B. D'Surney                                September 26, 2001
------------------------------------                  ------------------
William B. D'Surney
Director

/s/Frank Mayorshi                                     September 26, 2001
-------------------------------------                 ------------------
Frank Mayorshi
Director

/s/Joseph F. Raffetto                                 September 26, 2001
---------------------------------------               ------------------
Joseph F. Raffetto
Director

/s/Robert J. Weeks                                    September 26, 2001
---------------------------------------               ------------------
Robert J. Weeks
Director

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Bontex, Inc.:

Under date of August 22, 2001, except as to Note 4, which is as of September 12, 2001, we reported on the consolidated balance sheets of Bontex, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2001, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the accompanying annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as set forth under Item 14(a)2 of the accompanying annual report on Form 10-K for the year 2001. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                     KPMG LLP
Roanoke, Virginia
August 22, 2001, except
   as to Note 4, which is as
   of September 12, 2001

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                          BONTEX, INC. AND SUBSIDIARIES



                                           BALANCE AT      CHARGES TO        CHARGED TO                          BALANCE
                                            BEGINNING       COSTS AND          OTHER                              AT END
            DESCRIPTION                     OF PERIOD       EXPENSES         ACCOUNTS*       DEDUCTIONS**       OF PERIOD
YEAR ENDED JUNE 30, 2001
Reserves and allowances
deducted from asset accounts:
Allowances for doubtful accounts            $170,000      $ (54,000)        $  (8,000)        $   12,000      $   96,000
YEAR ENDED JUNE 30, 2000
Reserves and allowances
deducted from asset accounts:
Allowances for doubtful accounts           $ 128,000      $   92,000        $ (15,000)        $   35,000       $ 170,000
YEAR ENDED JUNE 30, 1999
Reserves and allowances
deducted from asset accounts:
Allowances for doubtful accounts           $ 268,000      $ (39,000)        $  (7,000)        $   94,000       $ 128,000

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

           10  (x)             *Amendment to Executive Compensation Agreement between Jeffrey C. Kostelni and
                               Bontex, Inc. dated January 27, 2000.

           10  (xi)            *Amendment to Executive Compensation Agreement between Charles W.J. Kostelni and Bontex, Inc. dated January 27, 2000.

           10  (xii)           *Part-Time Employment Agreement, Settlement Agreement, General Release and Non-
                               Disclosure Agreement between Patricia S. Tischio and Bontex, Inc. dated April 30,
                               2000.

           10  (xiii)          **Pulp Supply Agreement No. 1 dated  March 31, 2001.





           10  (xiv)           **Pulp Supply Agreement No. 2 dated  March 31, 2001.

           10  (xv)            **Pulp Supply Agreement No. 3 dated  March 31, 2001.

           10  (xvi)           Second Amendment to Loan and Security Agreement, dated September 12, 2001, by and between Congress Financial Corporation and Bontex, Inc.

           13                  2001 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

           21                  Subsidiaries of the Company


         *Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14 (c).

         **Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.