Form 10-Q
period 2001-09-30
BONTEX INC
filed 2001-11-14
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 2001
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


         Class                                Outstanding at November 12, 2001
Common Stock - $.10 par value                               1,572,824

                                  BONTEX, INC.
                                    FORM 10-Q
                 FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX



PART I. FINANCIAL INFORMATION                                         Page No.

        Item 1.  Financial Statements

        CONDENSED CONSOLIDATED BALANCE SHEETS
        September 30, 2001 and  June 30, 2001................................3

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (LOSS) AND
        COMPREHENSIVE INCOME (LOSS) AND CONDENSED CONSOLIDATED STATEMENTS
        OF CHANGES IN STOCKHOLDERS' EQUITY
        First Quarter Ended September 30, 2001 and 2000......................4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        First Quarter Ended September 30, 2001 and 2000......................5

        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS...........................................................6,7

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................8-12

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk...12

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings............................................13

        Item 6.  Exhibits and Reports on Form 8-K.............................13



                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                          BONTEX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                                               SEPTEMBER 30, 2001       June 30, 2001
                                                                                   (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                               $                1,003 $              320
     Trade accounts receivable, less allowance for doubtful
         accounts of $163 ($96 at June '01)                                                   9,330             10,700
     Other receivables                                                                          709                629
     Inventories                                                                              5,772              5,444
     Deferred income taxes                                                                       59                 35
     Income taxes refundable                                                                      2                  -
     Other current assets                                                                       330                166
                                                                              ---------------------  -----------------
                  TOTAL CURRENT ASSETS                                                       17,205             17,294
                                                                              ---------------------  -----------------

Property, plant and equipment:
     Land and land improvements                                                                 279                276
     Buildings and building improvements                                                      5,614              5,259
     Machinery, furniture and equipment                                                      18,199             17,691
     Construction in progress                                                                   604                387
                                                                              ---------------------  -----------------
                                                                                             24,696             23,613
Less accumulated depreciation and amortization                                               14,692             14,020
                                                                              ---------------------  -----------------
                  Net property, plant and equipment                                          10,004              9,593

Other assets, net                                                                               519                552
                                                                              ---------------------  -----------------
                  TOTAL ASSETS                                               $               27,728 $           27,439
                                                                              =====================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                   $                8,841 $            8,788
     Long-term debt due currently                                                               654                578
     Accounts payable                                                                         7,036              6,808
     Accrued expenses                                                                         1,949              1,869
     Income taxes payable                                                                       288                368
                                                                              ---------------------  -----------------
                  TOTAL CURRENT LIABILITIES                                                  18,768             18,411

Long-term debt, less current portion                                                          1,925              1,568
Deferred income taxes                                                                            37                  9
Other long-term liabilities                                                                     516                476
                  TOTAL LIABILITIES                                                          21,246             20,464
                                                                              ---------------------  -----------------

Stockholders' equity:
     Preferred stock of no par value.  Authorized 10,000,000
         shares; none issued                                                                      -                  -
     Common stock of $.10 par value.  Authorized 10,000,000
         shares; issued and outstanding 1,572,824 shares                                        157                157
     Additional capital                                                                       1,551              1,551
     Retained earnings                                                                        5,229              5,935
     Accumulated other comprehensive income (loss)                                             (455)              (668)
                                                                              ---------------------  -----------------
                  TOTAL STOCKHOLDERS' EQUITY                                                  6,482              6,975
                                                                              ---------------------  -----------------
                  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $               27,728 $           27,439
                                                                              =====================  =================

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS):


                                                                                FIRST QUARTER ENDED
                                                                                   SEPTEMBER 30,
                                                                               2001              2000

Net Sales                                                                 $       8,234      $      9,128
Cost of Sales                                                                     6,504             6,993
                                                                           ------------       -----------

                  Gross Profit                                                    1,730             2,135

Selling, General and Administrative Expenses                                      2,334             2,393
                                                                           ------------       -----------

                  Operating Loss                                                   (604)             (258)
                                                                           ------------       -----------

Other Expense:

         Interest expense                                                           197               217
         Foreign currency exchange (gain) loss                                        8               (30)
         Other, net                                                                  20                 2
                                                                           ------------       -----------
                  Total Other Expense                                               225               189
                                                                           ------------       -----------

Loss Before Income Taxes                                                           (829)             (447)
Income Tax Benefit                                                                 (124)             (157)
                                                                           ------------       -----------

Net Loss                                                                           (705)             (290)
                                                                           ------------       -----------

Other Comprehensive Income (Loss)
         Foreign currency translation adjustment                                    212              (350)
                                                                           ------------       -----------
Comprehensive Loss                                                        $        (493)     $       (640)
                                                                           ============       ===========

Net loss per share                                                        $        (.45)     $       (.18)
                                                                           ============       ===========

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY:

Stockholders' Equity, beginning balance                                   $       6,975      $      8,948

         Net loss                                                                  (705)             (290)
         Other comprehensive income (loss)
              Foreign currency translation adjustment                               212              (350)
                                                                           ------------       -----------

Stockholders' Equity, ending balance                                      $       6,482      $      8,308
                                                                           ============       ===========

See accompanying condensed notes to unaudited condensed consolidated financial statements.



                          BONTEX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (unaudited)


                                                                                    FIRST QUARTER ENDED
                                                                                         SEPTEMBER
                                                                                  2001               2000

Cash Flows from Operating Activities:
     Cash received from customers                                              $    9,986         $   11,269
     Cash paid to suppliers and employees                                          (8,796)           (11,605)
     Interest received                                                                                     1
     Interest paid                                                                   (199)              (250)
     Income taxes paid, net of refunds                                                 66                 (2)
                                                                                ---------          ---------
         Net cash provided by (used in) operating activities                        1,057               (587)
                                                                                ---------          ---------

Cash Flows from Investing  Activities:
     Acquisition of property, plant and equipment                                    (424)              (267)
                                                                                ---------          ---------
         Net cash used in investing activities                                       (424)              (267)
                                                                                ---------          ---------

Cash Flows from Financing Activities:
     Increase (decrease) in short-term borrowings, net                               (408)               883
     Long-term debt incurred                                                          580                  0
     Principal payments on long-term debt                                            (148)              (185)
                                                                                ---------          ---------
         Net cash provided by (used in) financing activities                           24                698
                                                                                ---------          ---------

Effect of Exchange Rate Changes on Cash                                                27                  3
                                                                                ---------          ---------
Net decrease in Cash and Cash Equivalents                                             684               (153)
Cash and Cash Equivalents at Beginning of Period                                      319                457
                                                                                ---------          ---------
Cash and Cash Equivalents at End of Period                                     $    1,003         $      304
                                                                                =========          =========

Reconciliation of Net Loss to Net Cash Provided by (Used In)
Operating Activities:
     Net loss                                                                  $     (705)        $     (290)
     Adjustments to reconcile net loss to net cash provided by (Used In)
     Operating activities:
         Depreciation and amortization                                                322                361
         Provision for bad debts                                                      (32)                41
         Deferred income taxes                                                         89               (168)
         Change in assets and liabilities:
              Decrease in trade accounts and other receivables                      1,613                819
              Increase in inventories                                                (287)              (631)
              Increase in other assets                                                (19)              (215)
              Decrease in accounts payable and accrued expenses                        10               (593)
              Increase in income taxes                                                (98)                 2
              Increase in other liabilities                                           164                  7
                                                                                ---------          ---------
              Net cash provided by (used in) operating activities              $    1,057         $     (587)
                                                                                =========          =========

See accompanying condensed notes to unaudited condensed consolidated financial statements.

                          BONTEX, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2001 AND 2000 AND JUNE 30, 2001
                                   (Unaudited)
                             (Dollars in Thousands)

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Bontex, Inc. and its subsidiaries ("Bontex" or the "Company") in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown, have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

2. The last in, first out (LIFO) method of inventory pricing is used by the Company in the United States. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first- out (FIFO) and weighted average bases. Inventories are summarized as follows:


                                                                       September 30,            June 30,
                                                                           2001                   2001

         Finished goods                                                   $     4,009        $        4,020
         Raw Materials                                                          1,477                 1,180
         Supplies                                                                 701                   659
                                                                           ----------         -------------
         Inventories at FIFO and weighted average cost                          6,187                 5,859
         LIFO reserves                                                            415                   415
                                                                           ----------         -------------
                                                                          $     5,772        $        5,444
                                                                           ==========         =============

3. Business segment information related to the North American and European operations follows:


                                              North American      European
                                                Operations       Operations     Eliminations    Consolidated

First Quarter Ended September 30, 2001

Net Sales                                         $ 3,389         $ 4,868           $ (23)         $ 8,234

Net Loss                                             (435)           (270)              -             (705)

First Quarter Ended September 30, 2000

Net Sales                                         $ 4,081         $ 5,126           $ (79)         $ 9,128

Net Loss                                             (281)             (9)                            (290)


                          BONTEX, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2001 AND 2000 AND JUNE 30, 2001
                                   (Unaudited)



4. Net loss per share has been computed on the basis of the weighted average number of common shares outstanding during each period (1,572,824 shares). Diluted earnings per share is not presented because the effect of stock options is anti-dilutive.

5. During fiscal year 2000, the Ministere Des Finances, the Belgian tax authority, completed an examination of Bontex S.A.'s, the Company's Belgian subsidiary, tax returns for 1997, 1998 and 1999 and extended the tax examination to 1995 and 1996 based on certain items. Bontex S.A. has received notices of proposed tax adjustments to these tax returns. The proposed tax adjustments arise from items which are considered disallowed expenses by tax authorities, including commissions paid to certain distributors and clients, certain travel expenses and various smaller items including allowances for doubtful receivables and certain insurance premiums. The proposed tax adjustments by the Belgian authorities approximate $820,000. The Company believes, based in part on written opinion of external counsel, it has meritorious legal defenses to many of the claims and the Company intends to defend such claims. The Company's best estimate of the most likely amount payable for the foregoing tax matters is $239,000, (or 250,000 Euros, the local reporting currency for Bontex SA) and accordingly, a provision for this amount was accrued at June 30, 2000. The accrual amount in Euros remained at 250,000 at June 30, 2001, but due to fluctuations in the value of the Euro relative to the US dollar, the amount reported translates to $212,000 at June 30, 2001.

     Since June 30, 2001, the Company has been negotiating with the Belgian tax authorities regarding a settlement of the foregoing dispute. Negotiations are not final at the time of this filing, but the Company believes it has adequately accrued for any additional amounts payable. Accordingly, the net financial impact, if any, of an increased provision would be immaterial. Therefore, no changes were made at September 30, 2001 to the amount accrued at June 30, 2001 for the proposed tax adjustment.

                                  BONTEX, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2001
                                   (Unaudited)


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

RESULTS OF OPERATIONS

The results of operations for the first quarter of fiscal year 2002 reflect lower operating results compared to the prior year's first quarter. During the first quarters of September 30, 2001 and 2000, the Company generated consolidated operating losses of $604,000 and $258,000 respectively. The net loss for the current quarter was $705,000 or $0.45 per share as compared to the prior year's first quarter net loss of $290,000 or $.018 per share. The increase in operating and net losses is mainly due to the decrease in consolidated sales. Also contributing to the higher net losses is the fact that the Company is recording deferred tax assets on its European operations and not in the U. S. Consolidated net sales decreased $0.9 million or 9.8 percent to $8.2 million for the first quarter ended September 30, 2001, compared to $9.1 million for the first quarter ended September 30, 2000. The Company's sales declines are a result of lower sales to Asia, which continues to experience economic problems, as well as certain Asian customers manufacturing for export to the U. S. who have reduced orders because of economic uncertainty in the U. S. retail market.

Seasonality generally exists in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customer's scheduled vacations, shutdowns, holidays and purchasing cycles. Over the past seventeen years, the Company has generated net income during the first quarter only six times, the most recent being in fiscal year 1997.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the first quarter of fiscal year 2002 decreased slightly compared to the same period last year from 23.4 to 21.0 percent. This decrease in profit margins is primarily attributed to competitive pricing pressures, which were partially offset by an overall decrease in certain raw material costs.

The Company attempts to minimize the effects of cyclical changes in raw material costs through purchase contracts, forward purchasing and the application of technologies to improve process efficiencies. Principal cost factors include the cost of raw materials, including pulp and latex, two primary raw materials for the Company's products. The Company has entered into a number of purchase commitments for certain commodities, including pulp, latex and natural gas, for future manufacturing requirements in an effort to manage the effects of market price fluctuations and to secure adequate raw material supplies. However, there is no guarantee that these purchase commitments will result in lower purchase prices for the Company. To the extent that these purchase commitments obligate the Company to purchase pulp or latex at higher than the prevailing market prices, they could result in higher costs.

Compared to the same period last year, Selling General & Administrative (SG&A) expenses decreased slightly, although they increased as a percent of net sales from 26.2 percent to 28.3 percent. The decrease in SG&A spending is mainly due to cost control efforts and lower sales. The increase as a percentage of net sales is due sales decreasing at a higher rate than overall S G & A expenses.

Interest expense decreased $20,000 for the quarter ended September 30, 2001, as compared to the same period last year due to lower interest rates.

Other comprehensive income, which consists of foreign currency translation adjustment, totaled $212,000 for the quarter ended September 30, 2001. Changes in this account are primarily the result of the fluctuation of the Euro versus the US Dollar between June 30, 2001 and September 30, 2001.

The income tax benefit of $124,000 was recorded for the results of Bontex Belgium and Italy during the quarter. Because of the recurring losses at Bontex USA over the past several years, deferred tax assets on the operating losses are not being recorded in the USA.

FINANCIAL CONDITION

Consolidated stockholders' equity decreased $493,000 from June 30, 2001, and totaled $6.5 million at the end of September 2001. Financial ratios at September 30, 2001 generally decreased from June 30, 2001 because of the negative operating results. Cash increased by $683,000 because of the timing of customer cash receipts.

Trade accounts receivable decreased by $1.4 million to $9.3 million, primarily because of the seasonal decrease in consolidated net sales from the fourth quarter of the prior fiscal year to the first quarter of fiscal year 2002. This is comparable to the prior year decrease in trade receivables from June 30, 2000 to September 30, 2000 of $1.6 million. The $328,000 increase in inventories to $5.8 million is mainly the result of higher raw material inventories resulting from lower sales.

Other current assets increased $164,000 to $330,000 at September 30, 2001 from June 30, 2001, primarily due to prepaid insurance for fiscal year 2002. The level of other current assets is comparable with last year's September 30, 2000 balance of $321,000.

The $411,000 increase in net property, plant and equipment is due to fixed asset additions of $1,083,000, which were partially offset by depreciation for the three-month period of $672,000. These fixed asset additions, primarily at the Company's European manufacturing subsidiaries in Belgium and Italy, primarily relate to certain manufacturing and lamination equipment to improve production capabilities and efficiencies.

The Company has a loan and security agreement with Congress Financial Corporation/First Union providing for a secured credit facility and a term loan. This credit facility provides for a revolving loan in an amount up to $4 million, based on a lending formula that evaluates, among other items, the current accounts receivable and inventory of Bontex USA, which are pledged as collateral in addition to certain non-current assets. The lending availability fluctuates daily. Based on the lending formula, from the inception of the loan through September 30, 2001, an average amount of approximately $3.1 million has been available to Bontex USA under the revolving loan. This credit facility with Congress expires in January 2002. Furthermore, on five days notice to Bontex USA, Congress may change the lending formula and in effect reduce the amount available to Bontex USA under the revolving loan. This credit facility also requires Bontex USA to maintain a specified adjusted tangible net worth. At September 30, 2001, Bontex USA was in compliance with the debt covenant ratio. Management anticipates future compliance with the debt covenant ratio, but there can be no assurance the Company will remain in compliance. Bontex USA may not be able to renew its credit facility with Congress or to obtain alternative financing on acceptable terms, which would cause a material adverse impact on the Company's financial condition, liquidity and/or results of operations.

Accounts payable, accrued expenses and short-term borrowings increased $245,000, which primarily corresponds to the increase in inventories. Long-term debt increased because of a new mortgage on the Company's facility in Italy and an additional fixed rate loan at Bontex SA in Belgium. Management believes that existing credit facilities will be sufficient to meet future operating and capital requirements.

The Company's common stock is listed on the Nasdaq SmallCap Market. In order to maintain its listing on the Nasdaq SmallCap Market, among other things, the Company must maintain a minimum market value of the public float of its common stock of at least $1,000,000. During the first quarter of fiscal 2002, the Company's public float was within the Nasdaq SmallCap market requirements. If the closing bid price of the Company's common stock trades at a level below that necessary to maintain this minimum market value of its public float for thirty consecutive business days, the Company's common stock could become subject to delisting from the Nasdaq SmallCap Market. If delisted, trading in the Company's common stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." In the event of delisting, holders of the Company's common stock might find it more difficult to trade their common stock promptly and at reasonable prices or to obtain accurate quotations as to its price. It could also adversely affect the Company's ability to raise additional equity or financing, which in turn could result in a material effect on the Company's business, financial condition, liquidity and/or results of operations.

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

PRODUCT DEVELOPMENT

Bontex has recently developed several new innovative products for footwear and nonfootwear applications, including a wall cover base material. The Company has also concluded a new marketing agreement for the wall cover product. The Company has a strategy to locate new technologies and bring them to the marketplace, but it is not possible to predict their level of sales potential or profitability at this time. No material sales have been generated yet for these new sourced technologies and products.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not expect that the adoption of SFAS No. 140 will have a material impact on the Company's results of operations, financial position or cash flows.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement 141 specifies criteria intangibles assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 is effective July 1, 2002. The adoption of Statement 141 did not have a material impact on the Company's results of operations, financial position or cash flows, and the adoption of Statement 142 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, and entity would recognize a gain or loss on settlement.

SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the financial position, results of operations or liquidity of the Company.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of.; however, it retains many of the fundamental provisions of that Statement.

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either ;has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps the financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Early application is encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The adoption of SFAS No. 144 is not expected to have a material effect on the financial position, results of operations or liquidity of the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain risks related to interest rates, foreign currency and commodity positions. Market risk is defined as the risk of loss arising from adverse changes in market rates and prices. The following disclosures provide certain forward-looking data concerning potential exposures to market risk. In general, the Company's policy is not to speculate on interest rates, foreign currencies and commodities in the markets.

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

Financial Instruments held for other than trading purposes at September 30, 2001 (dollars in thousands):



                                              EXPECTED MATURITY DATE


                                                                                     There-                     Fair
                               2002      2003      2004       2005       2006        after        Total        Value

LIABILITIES
Long-term debt
Fixed Rate                     $ 424     $ 521     $ 451       $ 233         -           -      $ 1,629       $  1,218
Average interest rate           5.16%     5.16%     5.19%       5.40%        -           -         5.20%

    Variable Rate              $ 230     $ 240     $ 240       $ 117        40          83      $   950       $    950
    Average Interest Rate        7.2%      7.1%      7.1%        6.9%     5.01%       5.01%         6.8%


At September 30, 2001, the company had no outstanding interest rate swap agreements. Therefore, approximately $9.7 million of variable rate debt is subject to the risk of interest rate changes. Additionally, approximately $7.7 million of the Company's debt is denominated in Euro, and because the Euro is the operating currency for the Company's wholly-owned subsidiaries for which the debt pertains, this debt is not considered subject to the market risk associated with foreign currencies. The above market risk sensitivity analysis does not fully reflect the potential net market risk exposure, because other market risk exposures may exist in other transactions.

                           PART II. OTHER INFORMATION
                                  BONTEX, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

ITEM 1.  LEGAL PROCEEDINGS

TAX

During fiscal year 2000, the Ministere Des Finances, the Belgian tax authority, completed an examination of Bontex S.A.'s, the Company's Belgian subsidiary, tax returns for 1997, 1998 and 1999 and extended the tax examination to 1995 and 1996 based on certain items. Bontex S.A. has received notices of proposed tax adjustments to these tax returns. The proposed tax adjustments arise from items which are considered disallowed expenses by tax authorities, including commissions paid to certain distributors and clients, certain travel expenses and various smaller items including allowances for doubtful receivables and certain insurance premiums. The proposed tax adjustments by the Belgian authorities approximate $820,000. The Company believes, based in part on written opinion of external counsel, it has meritorious legal defenses to many of the claims and the Company intends to defend such claims. The Company's best estimate of the most likely amount payable for the foregoing tax matters is $239,000, (or 250,000 Euros, the local reporting currency for Bontex SA) and accordingly, a provision for this amount was accrued at June 30, 2000. The accrual amount in Euros remained at 250,000 at June 30, 2001, but due to fluctuations in the value of the Euro relative to the US dollar, the amount reported translates to $212,000 at June 30, 2001.

Since June 30, 2001, the Company has been negotiating with the Belgian tax authorities regarding a settlement of the foregoing dispute. Negotiations are not final at the time of this filing, but the Company believes it has adequately accrued for any additional amounts payable. Accordingly, the net financial impact, if any, of an increased provision would be immaterial. Therefore, no changes were made at September 30, 2001 to the amount accrued at June 30, 2001 for the proposed tax adjustment.

ENVIRONMENTAL

Bontex USA received a renewal of its 5-year wastewater discharge permit on April 2, 2001. The new permit requires the Company to expand its wastewater treatment facility to increase the capacity of its equalization tank. The Company started the expansion last Summer and expects to complete it by the end of the calendar year. Prior to receiving the new permit, the Company had received a Notice of Violation from the Virginia Department of Environmental Quality (DEQ). In general, the DEQ stated in the Notice of Violation that it had reason to believe that the Company's plant in Buena Vista, Virginia, may be out of compliance with whole effluent toxic limits. In addition, the Company has received a Notice of Violation from the DEQ alleging that in June 2001, the Company's plant in Buena Vista, Virginia discharged wastewater solids in violation of Virginia law and/or the Company's wastewater discharge permit. The Company submitted detailed information to the DEQ relating to the Notices of Violation. At this stage, it is too early for the Company to make a reasonable estimate of the potential financial impact, if any, of these Notices of Violation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K:

                  Form 8-K dated July 23, 2001, reporting under Item 5 thereof the resignation of Ms. Patricia Tischio.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BONTEX, INC.
                                            (Registrant)

     November 14, 2001                      /s/James C. Kostelni
-----------------------------               --------------------------------
         (Date)                                James C. Kostelni
                                               Chairman of the Board
                                               and President

    November 14, 2001                       /s/Charles W. J. Kostelni
-----------------------------               ------------------------------
         (Date)                                Charles W. J. Kostelni
                                               Corporate Controller
                                               and Secretary