Form 10-Q
period 2001-12-31
BONTEX INC
filed 2002-02-14
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 2001
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


           Class                               Outstanding at February 12, 2002
 Common Stock - $.10 par value                             1,572,824

                                  BONTEX, INC.
                                    FORM 10-Q
                 FOR THE SECOND QUARTER ENDED DECEMBER 31, 2001


                                      INDEX



PART I. FINANCIAL INFORMATION                                           Page No.

        Item 1.  Financial Statements

        CONDENSED CONSOLIDATED BALANCE SHEETS
        December 31, 2001 and June 30, 2001...................................3

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (LOSS) AND
        COMPREHENSIVE INCOME (LOSS) AND CONDENSED CONSOLIDATED STATEMENTS
        OF CHANGES IN STOCKHOLDERS' EQUITY
        Six Months and Three Months Ended December 31, 2001 and 2000..........4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        Six Months Ended December 31, 2001 and 2000...........................5

        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS..........................................................6-7

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................8-12

        Item 3.  Quantitative and Qualitative Disclosures About Market
                 Risk.....................................................12-13

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings........................................13-14

        Item 6.  Exhibits and Reports on Form 8-K.........................14-15




                                          PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                           BONTEX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Thousands, Except Share and Per Share Data)

                                                                          DECEMBER 31, 2001        JUNE 30, 2001
                                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                            $                  590   $               320
  Trade accounts receivable, less allowance for doubtful
    accounts of $163 ($96 at June '01)                                                  9,187                10,700
  Other receivables                                                                       533                   629
  Inventories                                                                           5,217                 5,444
  Deferred income taxes                                                                    88                    35
  Other current assets                                                                    367                   166
                                                                        ---------------------    ------------------
           TOTAL CURRENT ASSETS                                                        15,982                17,294
                                                                        ---------------------    ------------------

Property, plant and equipment:
  Land and land improvements                                                              278                   276
  Buildings and building improvements                                                   5,510                 5,259
  Machinery, furniture and equipment                                                   18,756                17,691
  Construction in progress                                                                427                   387
                                                                        ---------------------    ------------------
                                                                                       24,971                23,613
  Less accumulated depreciation and amortization                                       14,816                14,020
                                                                        ---------------------    ------------------
           Net property, plant and equipment                                           10,155                 9,593

 Other assets, net                                                                        513                   552
                                                                        ---------------------    ------------------
           TOTAL ASSETS                                                $               26,650   $            27,439
                                                                        =====================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                $                7,435   $             8,788
  Capital lease obligation - current                                                      128                     -
  Long-term debt due currently                                                          1,150                   578
  Accounts payable                                                                      7,613                 6,808
  Accrued expenses                                                                      1,929                 1,869
  Income taxes payable                                                                    361                   368
                                                                        ---------------------    ------------------
           TOTAL CURRENT LIABILITIES                                                   18,616                18,411

Long-term debt, less current portion                                                    1,302                 1,568
Capital lease obligation                                                                  351                     -
Deferred income taxes                                                                      36                     9
Other long-term liabilities                                                               554                   476
                                                                        ---------------------    ------------------
           TOTAL LIABILITIES                                                           20,859                20,464
                                                                        ---------------------    ------------------

Stockholders' equity:
  Preferred stock of no par value.  Authorized 10,000,000
    shares; none issued                                                                     -                     -
  Common stock of $.10 par value.  Authorized 10,000,000
    shares; issued and outstanding 1,572,824 shares                                       157                   157
  Additional capital                                                                    1,551                 1,551
  Retained earnings                                                                     4,632                 5,935
  Accumulated other comprehensive income (loss)                                          (549)                 (668)
                                                                        ---------------------    ------------------
           TOTAL STOCKHOLDERS' EQUITY                                                   5,791                 6,975
                                                                        ---------------------    ------------------
           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $               26,650   $            27,439
                                                                        =====================    ==================

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS):

                                                             SIX MONTHS ENDED                THREE MONTHS ENDED
                                                               DECEMBER 31,                     DECEMBER 31,

                                                            2001          2000              2001            2000
Net Sales                                                $   17,444    $   19,896       $     9,210     $    10,768
Cost of Sales                                                13,575        15,241             7,071           8,248
                                                          ---------     ---------        ----------      ----------

         Gross Profit                                         3,869         4,655             2,139           2,520

Selling, General and Administrative Expenses                  4,874         5,088             2,540           2,695
                                                          ---------     ---------        ----------      ----------

         Operating Income (Loss)                             (1,005)         (433)             (401)           (175)
                                                          ---------     ---------        ----------      ----------

Other (Income) Expense:
     Interest expense                                           387           437               190             220
     Interest income                                              -            (6)                -              (6)
     Foreign currency exchange (gain) loss                        -            (4)               (8)             26
     Other, net                                                   8          (796)              (12)           (798)
                                                          ---------     ---------        ----------      ----------
Total Other (Income)Expense, Net                                395          (369)              170            (558)
                                                          ---------     ---------        ----------      ----------

Income (Loss) Before Income Taxes                            (1,400)          (64)             (571)            383
Income Tax Expense (Benefit)                                    (97)          (10)               27             147
                                                          ---------     ---------        ----------      ----------

Net income (loss)                                            (1,303)          (54)             (598)            236

Other Comprehensive Income (Loss)
     Foreign currency translation adjustment                    119          (106)              (93)            244
                                                          ---------     ---------        ----------      ----------
Comprehensive Income (Loss)                              $   (1,184)    $    (160)       $     (691)     $      480
                                                          =========     =========        ==========      ==========

Net income (loss) per share                              $     (.83)    $    (.03)       $     (.38)     $      .15
                                                          =========     =========        ==========      ==========


CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY:


Stockholders' Equity beginning balance                   $    6,975    $    8,948       $     6,482     $     8,308

     Net income (loss)                                      (1,303)          (54)              (598)            236
     Other comprehensive income (loss)
       Foreign currency translation adjustment                  119         (106)               (93)            244
                                                          ---------     ---------        ----------      ----------

Stockholders' Equity, ending balance                     $    5,791    $    8,788       $     5,791     $     8,788
                                                          =========     =========        ==========      ==========

See accompanying condensed notes to unaudited condensed consolidated financial statements.




                          BONTEX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                        DECEMBER 31,

                                                                                  2001               2000
Cash Flows from Operating Activities:
     Cash received from customers                                              $   18,978        $    20,364
     Cash paid to suppliers and employees                                         (16,487)           (20,498)
     Interest received                                                                  1                  6
     Interest paid                                                                   (402)              (467)
     Income taxes paid, net of refunds                                                 35                (31)
                                                                                ---------         ----------
       Net cash provided by (used in) operating activities                          2,125               (626)
                                                                                ---------         ----------

Cash Flows from Investing  Activities:
     Proceeds from sale of property, plant and equipment                                -                863
     Acquisition of property, plant and equipment                                    (542)              (360)
                                                                                ---------         ----------
       Net cash used in investing activities                                         (542)              (503)
                                                                                ---------         ----------

Cash Flows from Financing Activities:
     Increase (decrease) in short-term borrowings, net                             (1,522)               674
     Long-term debt incurred                                                          574                 52
     Principal payments on long-term debt                                            (355)              (329)
                                                                                ---------         ----------
       Net cash provided by (used in) financing activities                           (619)               397
                                                                                ---------         ----------

Effect of Exchange Rate Changes on Cash                                               (10)                 9
                                                                                ---------         ----------
Net increase in Cash and Cash Equivalents                                             270                283
Cash and Cash Equivalents at Beginning of Period                                      320                457
                                                                                ---------         ----------
Cash and Cash Equivalents at End of Period                                     $      590        $       740
                                                                                =========         ==========

Reconciliation of Net Loss to Net Cash Provided by (used in) Operating Activities:
     Net loss                                                                  $   (1,303)       $       (54)
     Adjustments to reconcile net loss to net cash provided by (used in)
     Operating activities:
       Depreciation and amortization                                                  659                647
       Gain on Sale of Property, Plant and Equipment                                    -               (803)
       Provision for bad debts                                                         87                 15
       Deferred income taxes                                                           35                (35)
       Change in assets and liabilities:
         Decrease in trade accounts and other receivables                           1,896                441
         (Increase) decrease in inventories                                           169               (501)
         Increase in other assets                                                     (83)              (209)
         Increase (decrease) in accounts payable and accrued expenses                 512               (135)
         Decrease in income taxes                                                     (75)               (61)
         Increase in other liabilities                                                228                 69
                                                                                ---------         ----------
         Net cash provided by (used in) operating activities                   $    2,125        $      (626)
                                                                                =========         ==========

See accompanying condensed notes to unaudited condensed consolidated financial statements.

                          BONTEX, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001 AND 2000 AND JUNE 30, 2001
                                   (Unaudited)
                             (Dollars in Thousands)

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

2. The last-in, first-out (LIFO) method of inventory pricing is used by the Company in the United States. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first- out (FIFO) and weighted average bases. Inventories are summarized as follows:


                                                                    December 31,              June 30,
                                                                        2001                    2001

     Finished goods                                                   $      3,783        $         4,020

     Raw Materials                                                           1,081                  1,180
     Supplies                                                                  669                    659
                                                                       -----------          -------------
     Inventories at FIFO and weighted average cost                           5,533                  5,859
     LIFO reserves                                                             316                    415
                                                                       -----------          -------------
                                                                      $      5,217        $         5,444
                                                                       ===========          =============

3. Business segment information related to the North American and European operations follows:


                                                    North
                                                  American         European        Eliminations      Consolidated
                                                 Operations       Operations
Six Months Ended December 31, 2001
Net Sales                                     $          6,944  $       11,643   $       (1,143)  $          17,444
Net Loss                                                  (769)           (534)               -              (1,303)
Six Months Ended December 31, 2000
Net Sales                                     $          8,468  $       11,649   $         (221)  $          19,896
Net Income (Loss)                                          (58)              4                -                 (54)

                          BONTEX, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001 AND 2000 AND JUNE 30, 2001
                                   (Unaudited)

4. Net loss per share has been computed on the basis of the weighted average number of common shares outstanding during each period (1,572,824 shares). Diluted earnings per share is not presented because the effect of stock options is anti-dilutive.

5. On January 15, 2002, the Company's Belgian subsidiary settled its tax dispute with the Belgian tax authority for a total amount of approximately $397,000 or 447,000 Euros. The Company had previously accrued a liability for these tax items totaling $239,000 or 250,000 Euros. The additional $158,000 or 197,000 Euros not previously accrued was recorded in December 2001, as additional tax expense. During the quarter ended December 31, 2001, the Company reversed related commissions to distributors which will not require payment as a result of this tax settlement.

     During fiscal year 2000, the Ministere Des Finances, the Belgian tax authority, completed an examination of Bontex S.A.'s, the Company's Belgian subsidiary, tax returns for 1997, 1998 and 1999 and extended the tax examination to 1995 and 1996 based on certain items. Bontex S.A. received notices of proposed tax adjustments to these tax returns. The proposed tax adjustments arise from items which are considered disallowed expenses by tax authorities, including commissions paid to certain distributors and clients, certain travel expenses and various smaller items including allowances for doubtful receivables and certain insurance premiums. The proposed tax adjustments by the Belgian authorities approximated $820,000. The Company believed, based in part on written opinion of external counsel, it had meritorious legal defenses to many of the claims and the Company intended to defend such claims. The Company's best estimate of the most likely amount payable for the foregoing tax matters was $239,000, (or 250,000 Euros, the local reporting currency for Bontex SA) and accordingly, a provision for this amount was accrued at June 30, 2000. The accrual amount in Euros remained at 250,000 at June 30, 2001, but due to fluctuations in the value of the Euro relative to the US dollar, the amount reported translated to $212,000 at June 30, 2001.

6. The Company has a loan and security agreement with Congress Financial Corporation/First Union providing for a secured credit facility and a term loan. This credit facility provides for a revolving loan in an amount up to $4 million, based on a lending formula that evaluates, among other items, the current accounts receivable and inventory of Bontex USA, which are pledged as collateral in addition to certain non-current assets. This credit facility also requires Bontex USA to maintain a specified adjusted tangible net worth. At December 31, 2001, Bontex USA is in compliance with the debt covenant ratio. The lending availability fluctuates daily, and at December 31, 2001, Bontex USA had $1.7 million available, all of which is borrowed and outstanding under this credit facility. This credit facility with Congress was scheduled to expire in January 2002, and in January 2002, Congress extended the maturity date to February 26, 2002. Congress does not intend to renew its credit facility with the Company. Accordingly, the entire amount of the term loan portion of this debt, $417,000, is classified as current. The Company is seeking to refinance these loans.

     If the Company is unable to refinance the Debt or is unable to pay its indebtedness to Congress in full by the maturity date, it would cause a material adverse impact on the Company's business, financial condition, liquidity and/or results of operations.

7. Included in Other Income for the three months and six months ended December 31, 2000, is a gain of $803,000 from the sale of Bontex, Inc.'s warehouse facility in Newark, New Jersey. The New Jersey Institute of Technology purchased the facility for $863,000. The Company's net book value in the property was approximately $60,000.

                                  BONTEX, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       SIX MONTHS ENDED DECEMBER 31, 2001
                                   (Unaudited)


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

RESULTS OF OPERATIONS

The results of operations for the second quarter and six months ended December 31, 2001 reflect lower operating results compared to the same periods last year. During the second quarters ended December 31, 2001 and 2000, the Company generated consolidated operating losses of $401,000 and $175,000, respectively. The consolidated net loss for the quarter ended December 31, 2001 was $598,000 or $0.38 per share as compared to the prior year's second quarter net income of $236,000 or $.15 per share. For the six months ended December 31, 2001, operating losses increased from $433,000 to $1,005,000, and consolidated net losses increased from $54,000 to a consolidated net loss of $1,303,000. The increase in operating losses as compared to last year is mainly due to the decrease in consolidated sales and gross profit. The increase in net losses is also impacted by the one-time net gain after the impact of taxes of $482,000 or $.31 per share from the sale in the prior year of the Company's warehouse facility in Newark, New Jersey. As described in further detail in note 5 to the financial statements and in Item 3 below, the Company has settled its tax dispute with the Belgian tax authorities resulting in additional tax expense during the quarter ended December 31, 2001of approximately $158,000.

Consolidated net sales decreased $1.6 million or almost 15 percent to $9.2 million for the second quarter ended December 31, 2001, compared to consolidated net sales of $10.8 million for the second quarter ended December 31, 2000. For the six months ended December 31, 2001, consolidated net sales decreased $2.5 million or 12 percent to $17.4 million. The Company's sales declines are a result of lower sales to Asia, which continues to experience economic problems, as well as lower sales to certain Asian contractors manufacturing footwear for export to the U.S. market for domestic retailers and leading branded footwear, who have reduced orders because of economic uncertainty in the U.S. market, particularly after the September 11, 2001 terrorist attacks.

Seasonality generally exists in that the first half of each fiscal year is typically lower in volume than the second half, which is largely due to customer's scheduled vacations, shutdowns, holidays and purchasing cycles.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the second quarter of fiscal year 2002 remained relatively stable at 23.2 percent as compared to 23.4 last year, and for the six months ended December 31, 2001, the gross profit percentage decreased from 23.4 percent to 22.2 percent. The overall decrease in profit margins is primarily attributed to lower sales volumes. As with all manufacturers, the cost structure of Bontex products is directly impacted by volumes, with lower volumes resulting in higher per unit costs. Overall costgs of raw materials remained relatively stable.

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

Compared to the same second quarter and six months last year, Selling General & Administrative (SG&A) expenses decreased slightly, although SG&A expenses increased as a percent of net sales. The decrease in SG&A spending is mainly due to cost control efforts and lower sales. The increase as a percentage of net sales is due to sales decreasing at a higher rate than the overall decrease in SG&A expenses.

For the quarter and six months ended December 31, 2001, interest expense decreased $30,000 and $50,000, respectively. The decrease in interest expense is due to reduced debt and lower interest rates.

Other comprehensive income, which consists of foreign currency translation adjustments, totaled $119,000 for the six months ended December 31, 2001, compared to a loss of $106,000 for the six months ended December 31, 2000. Changes in this account are primarily the result of the fluctuation of the Euro versus the US Dollar.

Income tax expense during the quarter ended December 31, 2001 reflects certain tax adjustments totaling $158,000 relating to the settlement of the Belgian tax issues, as described in Note 5 above and Item 3 below. The income tax benefit for the six months ended December 31, 2001 was $97,000, as compared to $10,000 for the same period last year. This year's tax provision represents the net tax provision for Bontex Belgium and Italy. Because of the recurring losses at Bontex USA over the past several years, deferred tax assets arising from the Company's operating losses are not being recorded at Bontex USA.

FINANCIAL CONDITION

Consolidated stockholders' equity decreased $1,184,000 from June 30, 2001, and totaled $5.8 million at the end of December 2001. Financial ratios at December 31, 2001 generally decreased from June 30, 2001 because of the negative operating results. Cash increased by $270,000 because of the timing of customer cash receipts.

Trade accounts receivable decreased by $1.5 million to $9.2 million, primarily because of the seasonal decrease in consolidated net sales from the fourth quarter of the prior fiscal year to the first half of fiscal year 2002; however, as compared to the same period last year, trade accounts receivable decreased $2.1 million because of the decrease in sales. The $227,000 decrease in inventories to $5.2 million is mainly because of lower raw material inventories resulting from lower sales.

Other current assets increased $201,000 to $367,000 at December 31, 2001 from June 30, 2001, primarily due to prepaid insurance for fiscal year 2002. The level of other current assets is comparable with last year's December 31, 2000 balance of $365,000.

The $562,000 increase in net property, plant and equipment is due to fixed asset additions, which were partially offset by depreciation for the six-month period. These fixed asset additions, primarily at the Company's European manufacturing subsidiaries in Belgium and Italy, relate largely to certain manufacturing and lamination equipment to improve production capabilities and efficiencies. Additionally, approximately $480,000 of these fixed asset additions were structured as capital leases.

Accounts payable, accrued expenses and short-term borrowings at December 31, 2001 decreased $487,000 as compared to June 30, 2001. However, in comparison to December 31, 2000 to December 31, 2001, accounts payable, accrued expenses and short-term borrowings decreased $3.1 million, which primarily corresponds to the decrease in trade account receivables and inventories. Long-term debt increased because of a new mortgage on the Company's facility in Italy and an additional fixed rate loan at Bontex SA in Belgium.

The Company has a loan and security agreement with Congress Financial Corporation/First Union providing for a secured credit facility and a term loan (the "Debt"). This credit facility provides for a revolving loan in an amount up to $4 million, based on a lending formula that evaluates, among other items, the current accounts receivable and inventory of Bontex USA, which are pledged as collateral in addition to certain non-current assets. This credit facility also requires Bontex USA to maintain a specified adjusted tangible net worth. At December 31, 2001, Bontex USA was in compliance with the debt covenant ratio. The lending availability fluctuates daily, and at December 31, 2001, Bontex USA had $1.7 million available and borrowed under this credit facility. This credit facility with Congress expired in January 2002, and in January 2002, Congress extended the maturity date to February 26, 2002. Congress does not intend to renew its credit facility with the Company. Accordingly, the entire amount of the term loan portion of this debt, $417,000, is classified as current. The Company is seeking to refinance these loans.

The Company has reduced the amount of indebtedness outstanding under the secured credit facility and term loan from approximately $2.7 million as of June 30, 2001, to approximately $1.7 million as of January 22, 2002. As of January 22, 2002, approximately $4.0 million of current assets, consisting of accounts receivable and inventory, serve as collateral for the secured credit facility. Additionally, all of the Company's other assets, current and non- current, serve as the total collateral securing the term loan.

Under the Company's overall current financing and debt structure, the Company's wholly-owned subsidiaries, Bontex SA (Belgium), Bontex Italia Srl and Bontex Hong Kong, each have separate credit facilities with no cross- collateralization of assets.

Management is focused on obtaining alternative financing to repay the Debt and provide an ongoing credit facility sufficient to meet the Company's future operating and capital requirements. Management is currently negotiating with several potential lenders to obtain alterative financing. In addition, the Company has retained an outside consulting firm to provide strategic assessment and related advice.

If the Company is unable to refinance the Debt or is unable to pay its indebtedness to Congress in full by the maturity date, it would cause a material adverse impact on the Company's business, financial condition, liquidity and/or results of operations.

The Company's common stock is listed on the Nasdaq SmallCap Market. In order to maintain its listing on the Nasdaq SmallCap Market, among other things, the Company must maintain a minimum market value of the public float of its common stock of at least $1 million. During the first six months of fiscal 2002, the Company's public float was within the Nasdaq SmallCap market requirements, but since January 2, 2002, the Company's public float has been below the $1 million requirement. If the closing bid price of the Company's common stock trades at a level below that necessary to maintain this minimum market value of its public float for thirty consecutive business days, the Company's common stock could become subject to delisting from the Nasdaq SmallCap Market. If delisted, trading in the Company's common stock could be conducted on the OTC Bulletin Board or in the over- the-counter market in what is commonly referred to as the "pink sheets." In the event of delisting, holders of the Company's common stock might find it more difficult to trade their common stock promptly and at reasonable prices or to obtain accurate quotations as to its price. It could also adversely affect the Company's ability to raise additional equity or financing, which in turn could result in a material effect on the Company's business, financial condition, liquidity and/or results of operations.

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

PRODUCT DEVELOPMENT

Bontex has recently developed several new innovative products for footwear and nonfootwear applications, including a wall cover base material. The Company has also concluded a new marketing agreement for the wall cover product. The Company has a strategy to locate new technologies and bring them to the marketplace, but it is not possible to predict their level of sales potential or profitability at this time. During the past two months, the Company has generated sales of $95,000 from one of these new products. Also, in December the Company received the initial purchase orders for two more of these products.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of., however, it retains many of the fundamental provisions of that Statement.

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either ; has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps the financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

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

Financial Instruments held for other than trading purposes at December 31, 2001 (dollars in thousands):


                             EXPECTED MATURITY DATE

                                                                                     THERE-                     FAIR
                               2002       2003      2004       2005       2006       AFTER        TOTAL        VALUE

LIABILITIES
Long-term debt
     Fixed Rate                 $246       $493      $493       $330        -          -        $ 1,562        $ 1,275
     Average interest rate      5.16%      5.16%     5.19%      5.40%       -          -           5.21%

     Variable Rate              $637       $ 40      $ 40       $ 40     $ 40       $ 93        $   890        $   890
     Average Interest Rate      5.01%      5.01%     5.01%      5.01%    5.01%      5.01%          5.01%

At December 31, 2001, the Company had no outstanding interest rate swap agreements. Therefore, approximately $7.7 million of variable rate debt is subject to the risk of interest rate changes. Additionally, approximately $7.7 million of the Company's debt is denominated in Euro, and because the Euro is the operating currency for the Company's wholly-owned subsidiaries for which the debt pertains, this debt is not considered subject to the market risk associated with foreign currencies. The above market risk sensitivity analysis does not fully reflect the potential net market risk exposure, because other market risk exposures may exist in other transactions.


                           PART II. OTHER INFORMATION

                                  BONTEX, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

ITEM 1.           LEGAL PROCEEDINGS

TAX

On January 15, 2002, the Company's Belgian subsidiary settled its tax dispute with the Belgian tax authority for a total amount of approximately $397,000 or 447,000 Euros. The Company had previously accrued a liability for these tax items totaling $239,000 or 250,000 Euros. The additional $158,000 or 197,000 Euros not previously accrued was recorded in December 2001, as additional tax expense. During the quarter ended December 31, 2001, the Company reversed related commissions to distributors which will not require payment as a result of this tax settlement.

During fiscal year 2000, the Ministere Des Finances, the Belgian tax authority, completed an examination of Bontex S.A.'s, the Company's Belgian subsidiary, tax returns for 1997, 1998 and 1999 and extended the tax examination to 1995 and 1996 based on certain items. Bontex S.A. received notices of proposed tax adjustments to these tax returns. The proposed tax adjustments arise from items which are considered disallowed expenses by tax authorities, including commissions paid to certain distributors and clients, certain travel expenses and various smaller items including allowances for doubtful receivables and certain insurance premiums. The proposed tax adjustments by the Belgian authorities approximated $820,000. The Company believed, based in part on written opinion of external counsel, it had meritorious legal defenses to many of the claims and the Company intended to defend such claims. The Company's best estimate of the most likely amount payable for the foregoing tax matters was $239,000, (or 250,000 Euros, the local reporting currency for Bontex SA) and accordingly, a provision for this amount was accrued at June 30, 2000. The accrual amount in Euros remained at 250,000 at June 30, 2001, but due to fluctuations in the value of the Euro relative to the US dollar, the amount reported translated to $212,000 at June 30, 2001.

ENVIRONMENTAL

Bontex USA received a renewal of its 5-year wastewater discharge permit on April 2, 2001. The new permit required the Company to expand its wastewater treatment facility to increase the capacity of its equalization tank. The Company completed this expansion during December 2001. Prior to receiving the new permit, the Company had received a Notice of Violation (NOV) from the Virginia Department of Environmental Quality (DEQ). In general, the DEQ stated in the NOV that it had reason to believe that the Company's plant in Buena Vista, Virginia, may be out of compliance with whole effluent toxic limits. In addition, the Company has received two other NOV's from the DEQ. The first NOV alleges that in June 2001, the Company's plant in Buena Vista, Virginia discharged wastewater solids in violation of Virginia law and/or the Company's wastewater discharge permit. The second NOV alleges, among other things, that the Company's plant in Buena Vista, Virginia in November and December 2001, had experienced a series of irregular wastewater discharges and the Company had not provided the DEQ advanced notice for the use of ammonia in the treatment process. The Company submitted detailed information to the DEQ relating to the NOV. At this stage, it is too early for the Company to make a reasonable estimate of the aggregate potential financial impact, if any, of these NOV's.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on November 7, 2001. The matter voted upon at the meeting was as follows:

     The election of Jeffrey C. Kostelni, and Joseph Raffetto as Class B Directors, to serve until the 2004 Annual Meeting.

All nominees for director named above were elected.

Election of Directors

                                        AUTHORITY FOR         WITHHELD

         Jeffrey C. Kostelni                625,802             13,840

         Joseph Raffetto                    632,030              7,612


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Number            Description

         10 (xvii)         *Executive Compensation Agreement by and between
                            Charles W. J. Kostelni and Bontex, Inc. dated as of November 7, 2001


         *Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q pursuant to Item 14 (c).

(b)      Reports on Form 8-K:

         Form 8-K filed December 21, 2001, reporting under Item 5 the notification from Congress Financial Corporation regarding the non-renewal of the secured term loan and credit facility with Bontex, Inc.

         Form 8-K filed January 25, 2002, reporting under Item 5 the notification from Congress Financial Corporation for a one month extension to the secured term loan and credit facility with Bontex, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BONTEX, INC.
                                         (Registrant)

     February 14, 2002                   /s/James C. Kostelni
-----------------------------            --------------------------------
         (Date)                             James C. Kostelni
                                            Chairman of the Board
                                            and President

    February 14, 2002                    /s/Charles W. J. Kostelni
-----------------------------            ------------------------------
         (Date)                             Charles W. J. Kostelni
                                            Corporate Controller
                                            and Secretary

                                  Exhibit Index

         Number            Description

         10 (xvii)         *Executive Compensation Agreement by and between
                            Charles W. J. Kostelni and Bontex, Inc. dated as of November 7, 2001


         *Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q pursuant to Item 14 (c).