Form 10-Q
period 2002-03-31
BONTEX INC
filed 2002-05-15
CIK 41052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2002
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


          Class                                 Outstanding at May 15, 2002
Common Stock - $.10 par value                               1,572,824

                                  BONTEX, INC.
                                    FORM 10-Q
                   FOR THE THIRD QUARTER ENDED MARCH 31, 2002


                                      INDEX



PART I.           FINANCIAL INFORMATION                              Page No.

         Item 1.  Financial Statements

         CONDENSED CONSOLIDATED BALANCE SHEETS
         March 31, 2002 and June 30, 2001.................................3

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) AND CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         Nine Months and Three Months Ended March  31, 2002 and 2001......4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Nine Months Ended March 31, 2002 and 2001........................5

         CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
         STATEMENTS.......................................................6-8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................9-13

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.............................................14


PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings.......................................15-16

         Item 4.  Submission of Matters to a Vote of Security Holders.....16

         Item 6.  Exhibits and Reports on Form 8-K........................16



                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          BONTEX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                            MARCH 31, 2002          June 30, 2001
                                                                              (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                             $               773     $              320
   Trade accounts receivable, less allowance for doubtful
     accounts of $192 ($96 at June '01)                                                9,492                 10,700
   Other receivables                                                                     483                    629
   Inventories                                                                         5,148                  5,444
   Deferred income taxes                                                                 157                     35
   Other current assets                                                                  302                    166
                                                                          ------------------      -----------------
         TOTAL CURRENT ASSETS                                                         16,355                 17,294
                                                                          ------------------      -----------------

Property, plant and equipment:
   Land and land improvements                                                            277                    276
   Buildings and building improvements                                                 5,498                  5,259
   Machinery, furniture and equipment                                                 18,659                 17,691
   Construction in progress                                                              431                    387
                                                                          ------------------      -----------------
                                                                                      24,865                 23,613
   Less accumulated depreciation and amortization                                     15,057                 14,020
                                                                          ------------------      -----------------
         Net property, plant and equipment                                             9,808                  9,593

Other assets, net                                                                        338                    552
                                                                          ------------------      -----------------
         TOTAL ASSETS                                                    $            26,501     $           27,439
                                                                          ==================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                 $             8,118     $            8,788
   Capital lease obligation - current                                                    127                      -
   Long-term debt due currently                                                        1,055                    578
   Accounts payable                                                                    7,819                  6,808
   Accrued expenses                                                                    1,746                  1,869
   Income taxes payable                                                                  224                    368
                                                                          ------------------      -----------------
         TOTAL CURRENT LIABILITIES                                                    19,089                 18,411

Long-term debt, less current portion                                                   1,198                  1,568
Capital lease obligation                                                                 315                      -
Deferred income taxes                                                                     35                      9
Other long-term liabilities                                                              591                    476
                                                                          ------------------      -----------------
         TOTAL LIABILITIES                                                            21,228                 20,464
                                                                          ------------------      -----------------

Stockholders' equity:
   Preferred stock of no par value.  Authorized 10,000,000
     shares; none issued                                                                   -                      -
   Common stock of $.10 par value.  Authorized 10,000,000
     shares; issued and outstanding 1,572,824 shares                                     157                    157
   Additional capital                                                                  1,551                  1,551
   Retained earnings                                                                   4,132                  5,935
   Accumulated other comprehensive income (loss)                                        (567)                  (668)
                                                                          ------------------      -----------------
         TOTAL STOCKHOLDERS' EQUITY                                                    5,273                  6,975
                                                                          ------------------      -----------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $            26,501     $           27,439
                                                                          ==================      =================

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS):


                                                             NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                 MARCH 31,                       MARCH 31,
                                                            2002           2001             2002            2001

Net Sales                                                $   26,514    $    31,472      $     9,070     $    11,576
Cost of Sales                                                20,675         24,158            7,100           8,917
                                                          ---------     ----------       ----------      ----------

         Gross Profit                                         5,839          7,314            1,970           2,659

Selling, General and Administrative Expenses                  7,317          7,849            2,443           2,761
                                                          ---------     ----------       ----------      ----------

         Operating Income (Loss)                             (1,478)          (535)            (473)           (102)
                                                          ---------     ----------       ----------      ----------

Other (Income) Expense:
     Interest expense                                           562            657              175             220
     Interest income                                             (1)            (7)              (1)             (1)
     Foreign currency exchange (gain) loss                       12             21               12              25
     Other, net                                                  51           (795)              43               1
                                                          ---------     ----------       ----------      ----------
Total Other (Income) Expense, Net                               624           (124)             229             245
                                                          ---------     ----------       ----------      ----------

Income (Loss) Before Income Taxes                            (2,102)          (411)            (702)           (347)
Income Tax Expense (Benefit)                                   (299)          (124)            (202)           (114)
                                                          ---------     ----------       ----------      ----------

Net income (loss)                                            (1,803)          (287)            (500)           (233)

Other Comprehensive Income (Loss)
     Foreign currency translation adjustment                    101           (297)             (18)           (191)
                                                          ---------     ----------       ----------      ----------
Comprehensive Income (Loss)                              $   (1,702)   $      (584)     $      (518)    $      (424)
                                                          =========     ==========       ==========      ==========

Net income (loss) per share                              $    (1.15)   $      (.18)     $      (.32)    $      (.15)
                                                          =========     ==========       ==========      ==========

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY:

Stockholders' Equity beginning balance                   $    6,975    $     8,948      $     5,791     $     8,788

     Net income (loss)                                       (1,803)          (287)            (500)           (233)
     Other comprehensive income (loss)
       Foreign currency translation adjustment                  101           (297)             (18)           (191)
                                                          ---------     ----------       ----------      ----------

Stockholders' Equity, ending balance                     $    5,273    $     8,364      $     5,273     $     8,364
                                                          =========     ==========       ==========      ==========

See accompanying condensed notes to unaudited condensed consolidated financial statements.



                          BONTEX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  2002               2001

Cash Flows from Operating Activities:
   Cash received from customers                                                $   26,757        $    31,981
   Cash paid to suppliers and employees                                           (24,607)           (31,816)
   Interest received                                                                    1                  6
   Interest paid                                                                     (573)              (696)
   Income taxes paid, net of refunds                                                  216                (75)
                                                                                ---------         ----------
     Net cash provided by (used in) operating activities                            1,794               (600)
                                                                                ---------         ----------

Cash Flows from Investing  Activities:
   Proceeds from sale of property, plant and equipment                                 23                863
   Acquisition of property, plant and equipment                                      (573)              (524)
                                                                                ---------         ----------
     Net cash used in investing activities                                           (550)              (339)
                                                                                ---------         ----------

Cash Flows from Financing Activities:
   Increase (decrease) in short-term borrowings, net                                 (793)               665
   Long-term debt incurred                                                            583                 49
   Principal payments on long-term debt                                              (581)              (483)
                                                                                ---------         ----------
     Net cash provided by (used in) financing activities                             (791)               231
                                                                                ---------         ----------

Effect of Exchange Rate Changes on Cash                                                 0                (14)
                                                                                ---------         ----------
Net increase (decrease) in Cash and Cash Equivalents                                  453                (44)
Cash and Cash Equivalents at Beginning of Period                                      320                457
                                                                                ---------         ----------
Cash and Cash Equivalents at End of Period                                     $      773        $       413
                                                                                =========         ==========

Reconciliation of Net Loss to Net Cash Provide by (Used In) Operating
Activities:
   Net loss                                                                    $   (1,803)       $      (287)
   Adjustments to reconcile net loss to net cash provided by (Used In)
   Operating activities:
     Depreciation and amortization                                                    991                982
     Gain on Sale of Property, Plant and Equipment                                      -               (803)
     Provision for bad debts                                                           (3)                32
     Deferred income taxes                                                             34               (163)
     Change in assets and liabilities:
       Decrease in trade accounts and other receivables                             1,485                381
       Decrease (increase) in inventories                                             114               (751)
       Decrease (increase) in other assets                                             52               (100)
       Increase in accounts payable and accrued expenses                              806                 86
       Decrease in income taxes                                                      (143)              (101)
       Increase in other liabilities                                                  261                124
                                                                                ---------         ----------
       Net cash provided by (used in) operating activities                     $    1,794        $      (600)
                                                                                =========         ==========

See accompanying condensed notes to unaudited condensed consolidated financial statements.

                          BONTEX, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 2002 AND 2001 AND JUNE 30, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Bontex, Inc. and its subsidiaries ("Bontex" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown, have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

2. The last-in, first-out (LIFO) method of inventory pricing is used by the Company in the United States. Inventories of the European subsidiaries are valued at the lower of cost or market using the first-in, first- out (FIFO) and weighted average bases. Inventories are summarized as follows:


                                                                          March 31,              June 30,
                                                                             2002                  2001

          Finished goods                                                $       3,544        $        4,020
          Raw Materials                                                         1,230                 1,180
          Supplies                                                                690                   659
                                                                         ------------          ------------
          Inventories at FIFO and weighted average cost                         5,464                 5,859
          LIFO reserves                                                           316                   415
                                                                         ------------          ------------
                                                                        $       5,148        $        5,444
                                                                         ============          ============

3. Business segment information related to the North American and European operations follows:


                                                          North
                                                        American         European
                                                       Operations       Operations     Eliminations     Consolidated

Nine Months Ended March 31, 2002

Net Sales                                            $       11,416   $      18,550  $       (3,452)  $         26,514

Net Loss                                                       (967)           (750)            (87)           (1,803)

                          BONTEX, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 2002 AND 2001 AND JUNE 30, 2001
                                   (UNAUDITED)



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

6. The Company has a loan and security agreement with Congress Financial Corporation/First Union providing for a secured credit facility and a term loan. This credit facility provides for a revolving loan in an amount up to $2 million, based on a lending formula that evaluates, among other items, the current accounts receivable and inventory of Bontex USA, which are pledged as collateral in addition to certain non-current assets. This credit facility also requires Bontex USA to maintain a specified adjusted tangible net worth. At March 31, 2002, Bontex USA was in compliance with the debt covenant ratio. The lending availability fluctuates daily, and at March 31, 2002, Bontex USA had $2.0 million available, all of which was borrowed under this credit facility and term loan. This credit facility with Congress expired in January 2002. Congress does not intend to renew its credit facility with the Company. Accordingly, the entire amount of the term loan portion of this debt, $567,000, is classified as current. Congress has provided a number of extensions to the Company. The current extension is to June 10, 2002, and management is currently working with Congress for a further extension. The Company is seeking to refinance these loans.

                          BONTEX, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 2002 AND 2001 AND JUNE 30, 2001
                                   (UNAUDITED)


7. Included in other income for the nine months ended March 31, 2001, is a gain of $803,000 from the sale of Bontex, Inc.'s warehouse facility in Newark, New Jersey.

8. The Company is the process of reviewing certain financial transactions at Bontex Srl, the Company's Italian subsidiary. In that regard, the Company's management has severed the employment of the prior general manager, administrative and an accounting employee, as well as suspending a financial advisor. The ultimate outcome and total amount of questionable transactions from this review are not determinable at this time. Although the Company does maintain insurance for such matters, there can be no assurance that such matters will be covered either in whole or in part under the policy. Additionally, the Company has retained legal counsel and forensic auditors as part of the process of investigating and addressing the above matter. As of May 10, 2002, certain former employees of Bontex, Srl had made offers, through legal counsel, to repay the Company for certain irregular items at Bontex, Srl. At this time, it is too early for the Company to make a reasonable estimate of the financial impact of these items. Management is seeking to determine the extent of such amounts that may exist for all related parties associated with this matter.

                                  BONTEX, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                        NINE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


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

RESULTS OF OPERATIONS

The results of operations for the nine months ended March 31, 2002 reflect lower operating results compared to the same period last year. During the three months ended March 31, 2002 and 2001, the Company generated consolidated operating losses of $473,000 and $102,000, respectively. The consolidated net loss for the quarter ended March 31, 2002 was $500,000 or $0.32 per share as compared to the prior year's third quarter net loss of $233,000 or $0.15 per share. For the nine months ended March 31, 2002, operating losses increased from $535,000 to $1,478,000, and consolidated net losses increased from $287,000 or $0.18 per share to a consolidated net loss of $1,803,000 or $1.15 per share. The increase in operating losses as compared to last year is mainly due to the decrease in consolidated sales and the resulting decrease in gross profits. The increase in net losses is also impacted by the one-time net gain after the impact of taxes of $482,000 or $0.31 per share from the sale in the prior year of the Company's warehouse facility in Newark, New Jersey. An additional item contributing to the increase in net losses, the Company has settled its tax dispute with the Belgian tax authorities resulting in additional tax expense during the nine months ended March 31, 2002 of approximately $158,000, as described in further detail in note 5 to the financial statements and in Item 1 of part 2 below.

Consolidated net sales decreased $2.5 million or almost 22 percent to $9.1 million for the third quarter ended March 31, 2002, compared to consolidated net sales of $11.6 million for the third quarter ended March 31, 2001. For the nine months ended March 31, 2002, consolidated net sales decreased $5.0 million or
15.8 percent to $26.5 million. The Company's sales declines are a result of two primary factors. One is lower sales to Asia and South America, which continue to experience economic problems. The other is lower sales to certain Asian contractors manufacturing branded footwear for export to the U.S. domestic retailers who have reduced orders because of economic uncertainty in the U.S. market, particularly after the September 11, 2001 terrorist attacks. However, we have seen during the last part of March orders return to more normal levels, but too late to have any material impact on sales and operating income for the third quarter. Based on the recent increase in orders, we expect operating results in the fourth fiscal quarter to be better than the first three quarters.

Gross profit as a percentage of net sales (i.e., Gross Margin) for the third quarter of fiscal year 2002 declined from 23.0 percent to 21.7 percent, and for the nine months ended March 31, 2002, the gross profit percentage decreased from
23.2 percent to 22.0 percent. The overall decrease in profit margins is primarily attributed to lower sales volumes. As with all manufacturers, the cost structure of Bontex products is directly impacted by volumes, with lower volumes resulting in higher per unit costs. Overall costs of raw materials remained relatively stable.

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

Compared to the third quarter and nine months last year, Selling General & Administrative (SG&A) expenses decreased slightly, although SG&A expenses increased as a percent of net sales from 24.9 percent to 27.6 percent for the nine months. The decrease in SG&A spending is mainly due to cost control efforts and lower sales. The increase as a percentage of net sales is due to sales decreasing at a higher rate than the overall decrease in SG&A expenses.

For the quarter and nine months ended March 31, 2002, interest expense decreased $45,000 and $95,000, respectively. The decrease in interest expense is mainly due to overall reduction in debt and lower interest rates in Europe.

Other comprehensive income (loss), which consists of foreign currency translation adjustments, totaled $101,000 for the nine months ended March 31, 2002, compared to a loss of ($297,000) for the nine months ended March 31, 2001. Changes in this account are the result of the fluctuation of the Euro versus the US Dollar.

Income tax benefit during the quarter ended March 31, 2002 was $202,000, an increase of $88,000 compared to the same period last year. This increase in income tax benefit is due to the increase in losses in European operations. For the nine months ended March 31, 2002, income tax benefit totaled $299,000 as compared to the income tax benefit of $124,000 last year. The income tax benefit would be higher due to higher operating losses, but these amounts reflects certain tax adjustments totaling $158,000 relating to the settlement of the Belgian tax issues, as described in Note 5 above and Item 3 below. This year's tax provision represents the net tax provision for Bontex Belgium and Italy. Because of the recurring losses at Bontex USA over the past several years, deferred tax assets arising from the Company's operating losses are not being recorded at Bontex USA.

As previously disclosed, management has implemented a strategic plan to increase sales and profitability. Indications since January are that progress has been made. The sales break even point for U. S. operations has been reduced as compared to prior years. Plans for increasing core footwear sales are well underway, and are expected to generate improved results in the upcoming fiscal year.

FINANCIAL CONDITION

Consolidated stockholders' equity decreased $1,702,000 from June 30, 2001, and totaled $5.3 million at the end of March 31, 2002. Financial ratios at March 31, 2002 generally decreased from June 30, 2001 because of the negative operating results. Cash increased by $453,000 because of the timing of customer cash receipts.

Trade accounts receivable decreased by $1.2 million to $9.5 million, primarily because of the overall decrease in net sales. The $296,000 decrease in inventories to $5.1 million is mainly because of lower raw material and finished goods inventories resulting from lower sales.

Other current assets increased $136,000 to $302,000 at March 31, 2002 from June 30, 2001, primarily due to prepaid insurance for fiscal year 2002. The level of other current assets is considered comparable with last year's March 31, 2001 balance of $253,000.

The $215,000 increase in net property, plant and equipment is due to fixed asset additions, which were partially offset by depreciation for the nine-month period. These fixed asset additions, primarily at the Company's European manufacturing subsidiaries in Belgium and Italy, relate largely to certain manufacturing and lamination equipment to improve production capabilities and efficiencies. Additionally, approximately $480,000 of these fixed asset additions were structured as capital leases.

Accounts payable, accrued expenses and short-term borrowings at March 31, 2002 increased $218,000 as compared to June 30, 2001. The current and long term portions of long-term debt and capital lease obligations increased because of a new mortgage on the Company's facility in Italy and capital additions at Bontex SA in Belgium.

The Company has a loan and security agreement with Congress Financial Corporation/First Union providing for a secured credit facility and a term loan (the "Debt"). This credit facility provided for a revolving loan in an amount up to $4 million, based on a lending formula that evaluates, among other items, the current accounts receivable and inventory of Bontex USA, which are pledged as collateral in addition to certain non-current assets. These credit facilities also requires Bontex USA to maintain a specified adjusted tangible net worth. At March 31, 2002, Bontex USA was in compliance with the debt covenant ratio. The lending availability fluctuates daily, and at March 31, 2002, Bontex USA had $2.0 million available, all of which was borrowed under this credit facility and term loan.

This credit facility with Congress expired in January 2002. Congress does not intend to renew its credit facility with the Company. Accordingly, the entire amount of the term loan portion of this debt, $567,000, is classified as current. Congress has provided a number of extensions to the Company. The current extension is to June 10, 2002, and management is currently working with Congress for a further extension. The Company is seeking to refinance these loans

The Company has reduced the amount of indebtedness outstanding under the secured credit facility and term loan from approximately $2.7 million as of June 30, 2001, to approximately $2.0 million as of March 31, 2002. As of March 31, 2002, approximately $4.4 million of current assets, consisting of accounts receivable and inventory, serve as collateral for the secured credit facility. Additionally, all of the Company's other assets, current and non- current, serve as the total collateral securing the term loan.

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

The Company's common stock is listed on the Nasdaq SmallCap Market. A failure by the Company to obtain alternative financing could result in a negative impact on the trading of the Company's common stock and/or the Company's listing status on the Nasdaq SmallCap Market.

The Nasdaq Stock Market, Inc. ("Nasdaq") has notified the Company that on March 5, 2002, the price of the Company's stock had closed for the previous thirty consecutive trading days below the minimum $1.00 per share requirement under its Marketplace Rules. Consequently, the Company has 180 calendar days (until September 3, 2002) to demonstrate compliance with this minimum bid price requirement. If at any time before the end of such period, the Company's common stock has a closing bid price of $1.00 or more for ten consecutive trading days, the Company will be in compliance with the minimum bid price requirement. In addition, among other listing requirements, the Company must maintain a minimum market value of the public float of its common stock of at least $1 million. The Company's public float has been below this $1 million requirement.

If the Company's common stock is delisted from the Nasdaq SmallCap Market, any trading in the common stock would thereafter be conducted in the over-the-counter market in what is commonly referred to as the "pink sheets." Consequently, the liquidity of the Company's common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of transactions and a reduction in securities analyst and news media coverage, if any, that the Company receives. As a result, holders of the Company's common stock might find it more difficult to trade their common stock promptly and at reasonable prices or to obtain accurate quotations as to its price.

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


PRODUCT DEVELOPMENT

The Company has a strategy to locate new technologies and bring them to the marketplace, but it is not possible to predict their level of sales potential or profitability at this time. Bontex has recently developed several new innovative products for footwear and nonfootwear applications. During the past two quarters, the Company has generated sales of approximately $200,000 from one of these new products. Also, in February, 2002 the Company made a successful trial run of another new product and has received another two purchase orders for additional larger trial runs.

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

Financial Instruments held for other than trading purposes at March 31, 2002 (dollars in thousands):



                             EXPECTED MATURITY DATE

                                                                                       There                  Fair
                               2002         2003        2004       2005       2006    - after      Total      Value

LIABILITIES
Long-term debt
     Fixed Rate             $     488   $     558   $     378         -          -          -    $  1,424    $ 1,355
     Average interest rate       5.16%       5.18%       5.32%        -          -          -        5.21%

     Variable Rate          $     607   $      40   $      40   $    40   $     40   $     62    $    829    $   829
     Average Interest Rate       5.69%       4.91%       4.91%     4.91%      4.91%      4.91%       4.91%



At March 31, 2002, the Company had no outstanding interest rate swap agreements. Therefore, approximately $8.9 million of variable rate debt is subject to the risk of interest rate changes. Additionally, approximately $8.9 million of the Company's debt is denominated in Euro, and because the Euro is the operating currency for the Company's wholly-owned subsidiaries for which the debt pertains, this debt is not considered subject to the market risk associated with foreign currencies. The above market risk sensitivity analysis does not fully reflect the potential net market risk exposure, because other market risk exposures may exist in other transactions.

                           PART II. OTHER INFORMATION

                                  BONTEX, INC.
                                    FORM 10-Q
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002

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

ENVIRONMENTAL

Bontex USA received a renewal of its 5-year wastewater discharge permit on April 2, 2001. The new permit required the Company to expand its wastewater treatment facility to increase the capacity of its equalization tank. The Company completed this expansion during December 2001. Prior to receiving the new permit, the Company had received a Notice of Violation (NOV) from the Virginia Department of Environmental Quality (DEQ). In general, the DEQ stated in the NOV that it had reason to believe that the Company's plant in Buena Vista, Virginia, may be out of compliance with whole effluent toxic limits. In addition, the Company has received two other NOVs from the DEQ. The first NOV alleges that in June 2001, the Company's plant in Buena Vista, Virginia discharged wastewater solids in violation of Virginia law and/or the Company's wastewater discharge permit. The second NOV alleges, among other things, that the Company's plant in Buena Vista, Virginia in November and December 2001, had experienced a series of unusual discharges and the Company had not provided the DEQ advanced notice for the use of ammonia in the treatment process. The Company submitted detailed information to the DEQ relating to the Notices of Violation. At this stage, it is too early for the Company to make a reasonable estimate of the potential aggregate financial impact, if any, of these Notices of Violation.

OTHER

The Company is the process of reviewing certain financial transactions at Bontex Srl, the Company's Italian subsidiary. In that regard, the Company's management has severed the employment of the prior general manager, administrative and an accounting employee, as well as suspending a financial advisor. The ultimate outcome and total amount of questionable transactions from this review are not determinable at this time. Although the Company does maintain insurance for such matters, there can be no assurance that such matters will be covered either in whole or in part under the policy. Additionally, the Company has retained legal counsel and forensic auditors as part of the process of investigating and addressing the above matter.

As of May 10, 2002, certain former employees of Bontex, Srl had made offers, through legal counsel, to repay the Company for certain irregular items at Bontex, Srl. At this time, it is too early for the Company to make a reasonable estimate of the financial impact of these items. Management is seeking to determine the extent of such amounts that may exist for all related parties associated with this matter.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           Number           Description

                           10 (xii)         Second Amendment to Loan
                                            Modification, Reaffirmation and
                                            Forbearance Agreement dated May 10,
                                            2002, by and between Congress
                                            Financial Corporation and Bontex,
                                            Inc.


                  (b)      Reports on Form 8-K:

                           Form 8-K filed April 22, 2002, reporting the notification from Congress Financial Corporation regarding the extension of the secured term loan and credit facility with Bontex, Inc. reported under Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BONTEX, INC.
                                            (Registrant)

    May 15, 2002                            /s/James C. Kostelni
-------------------                         ---------------------------------
        (Date)                              James C. Kostelni
                                            Chairman of the Board
                                            and President

     May 15, 2002                           /s/Charles W. J. Kostelni
--------------------                        ---------------------------------
        (Date)                              Charles W. J. Kostelni
                                            Corporate Controller
                                            and Secretary

                                  EXHIBIT INDEX

         Number            Description

         10  (xii)         Second Amendment to Loan Modification,
                           Reaffirmation and Forbearance Agreement dated May 10,
                           2002, by and between Congress Financial Corporation and Bontex, Inc.